Form 10-Q
period 2019-03-31
Intec Pharma Ltd.
filed 2019-05-07
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, no par value	NTEC	The Nasdaq Capital Market

The number of the Registrant’s ordinary shares outstanding as of May 6, 2019 was 33,297,371.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Shareholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7 - 14

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	U.S. dollars in thousands

Assets
CURRENT ASSETS:
Cash and cash equivalents	$31,497	$39,246
Investment in marketable securities (Note 3)	757	1,333
Prepaid expenses and other receivables	2,685	2,986
TOTAL CURRENT ASSETS	34,939	43,565

NON-CURRENT ASSETS:
Other assets (Note 4c)	6,792	5,431
Property and equipment, net	12,487	12,233
Operating lease right-of-use assets (Note 4a)	2,047	-
Deferred tax assets	350	281
TOTAL NON-CURRENT ASSETS	21,676	17,945

TOTAL ASSETS	$56,615	$61,510

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$3,487	$2,849
Other (Note 6)	7,245	4,807
TOTAL CURRENT LIABILITIES	10,732	7,656
LONG-TERM LIABILITIES:
Non-current operating lease liabilities (Note 4a)	1,409	-
Other liabilities	385	309
TOTAL LONG-TERM LIABILITIES	1,794	309
TOTAL LIABILITIES	12,526	7,965

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 100,000,000 Ordinary Shares as of March 31, 2019 and December 31, 2018; issued and outstanding: 33,297,371 and 33,232,988 Ordinary Shares as of March 31, 2019 and December 31, 2018, respectively	727	727
Additional paid-in capital	195,842	194,642
Accumulated deficit	(152,480)	(141,824)
TOTAL SHAREHOLDERS’ EQUITY	44,089	53,545
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,615	$61,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31
	2019	2018
	U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	$(8,542)	$(8,880)
GENERAL AND ADMINISTRATIVE EXPENSES	(2,190)	(1,910)
OPERATING LOSS	(10,732)	(10,790)
FINANCIAL INCOME, net	110	124
LOSS BEFORE INCOME TAX	(10,622)	(10,666)
INCOME TAX	(34)	(63)
NET LOSS	$(10,656)	$(10,729)

	U.S. dollars
LOSS PER SHARE BASIC AND DILUTED	$(0.32)	$(0.41)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	33,247	26,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
	U.S. dollars in thousands
BALANCE AT JANUARY 1, 2018	26,075,770	$727	$156,356	$(98,281)	$58,802
CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2018:
Share-based compensation (Note 5)	-	-	723	-	723
Net loss	-	-	-	(10,729)	(10,729)
BALANCE AT MARCH 31, 2018	26,075,770	$727	$157,079	$(109,010)	$48,796

BALANCE AT JANUARY 1, 2019	33,232,988	$727	$194,642	(141,824)	$53,545
CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2019:
Exercise of options	64,383	-	257	-	257
Share-based compensation (Note 5)	-	-	943	-	943
Net loss	-	-	-	(10,656)	(10,656)
BALANCE AT MARCH 31, 2019	33,297,371	$727	$195,842	$(152,480)	$44,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2019	2018
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,656)	$(10,729)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	218	206
Exchange differences on cash and cash equivalents	8	(40)
Right of use asset	163
Lease liability	(98)	-
Losses on marketable securities	-	73
Share-based compensation	943	723
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other receivables	340	(98)
Increase in deferred tax assets	(69)	-
Increase (decrease) in accounts payable and accruals	1,813	(390)
Increase in other liabilities	76	-
Net cash used in operating activities	(7,262)	(10,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(2,022)
Investment in other assets	(1,206)	-
Proceeds from disposal of marketable securities, net	576	46
Net cash used in investing activities	(640)	(1,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	161	-
Net cash provided by financing activities	161	-
DECREASE IN CASH AND CASH EQUIVALENTS	(7,741)	(12,231)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	39,246	53,393
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(8)	40
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$31,497	$41,202

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability with respect to property and equipment (see note 4b)	$462	$-
Liability with respect to other assets (see note 4c)	$648	$-
Receivables with respect to exercise of options	$96	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Interest received	$128	$117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

a.	Nature of operations

1)	Intec Pharma Ltd. (“Intec”) is engaged in the development of proprietary technology which enables the gastric retention of certain drugs. The technology is intended to significantly improve the efficiency of the drugs and substantially reduce their side-effects or the effective doses.

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

2)	Intec together with its Subsidiary (the “Company”) engage in research and development activities and as a group have not yet generated revenues from their operations. Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of March 31, 2019, the cumulative losses of the Company were approximately $152.5 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities. The Company’s management estimates that its current cash resources will allow the Company to complete its Phase III clinical trial for AP-CD/LD. However, management estimates that further fund raising will be required in order for the Company to complete the research and development of all of its product candidates including the manufacturing activities of the AP-CD/LD. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2019, the consolidated results of operations, changes in equity and cash flows for the three-month periods ended March 31, 2019 and 2018.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2018, as filed in the 10-K on February 27, 2019. The condensed balance sheet data as of December 31, 2018 included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2018 but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three-month period ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Principles of consolidation

The consolidated financial statements include the accounts of Intec and its Subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

b.	Fair value measurement

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

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Loss per share

Loss per share, basic and diluted, is computed on the basis of the net loss for the three-month period divided by the weighted average number of ordinary shares outstanding during the three-month period. Diluted loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options which are included under the treasury stock method when dilutive.

The following share options were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2019	2018
Outstanding stock options	4,302,287	3,293,788

d.	Research and development expenses, net

Research and development expenses, net for the three-month period ended March 31, 2019 and 2018, include participation in research and development expenses in the amount of approximately $566 thousand and approximately $335 thousand, respectively.

e.	Newly issued accounting pronouncements

1)	In February 2016, the FASB established ASC Topic 842, “Leases” (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition method and has not restated comparative periods. The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to adoption of Topic 842.

Additionally, the Company did not separate lease and non-lease components for all of its leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Instead, the Company will continue to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Upon adoption, the Company recognized additional operating lease liabilities, of approximately $2.2 million based on the present value of the remaining lease payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $2.2 million. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company’s leases may include variable payments based on measures that include changes in price index which are expensed as incurred and presented as operating expense on the condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments.

The new standard also provides practical expedients for an entity’s ongoing accounting. Beginning in 2019, the Company changed its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 4a.

2)	In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation” to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard, adopted as of January 1, 2019, had no material impact on the Company’s consolidated financial statements.

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities are with a minimum of A rating by global rating agencies. These marketable securities are recorded at fair value with changes recorded in the statement of operations as “financial income, net”, as the Company chose to apply the fair value option.

As of March 31, 2019 and December 31, 2018, the amount of the marketable securities is approximately $0.8 million and $1.3 million, respectively.

The loss, net from changes in marketable securities for the three-month periods ended March 31, 2019 and 2018 amounted to approximately $0 and $73 thousand, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	Lease Agreements

1)	The Company is a tenant under a lease agreement in respect of offices and operational spaces in Jerusalem until June 30, 2021. The lease agreement includes an option to extend the lease term until June 30, 2022 (the “Extension Option”). The exercise of the Extension Option may be made in the Company’s sole discretion. Rent payments are denominated in NIS and linked to the Israeli CPI.

To secure the Company’s obligations to the lease agreement in Jerusalem, the Company granted a bank guarantee to the lessor, which amounted to approximately $139 thousand as of March 31, 2019.

The Company also leases office space in Modi’in and New York City for a short-term period.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

2)	The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately three months of lease payments.

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Three months ended March 31,
2019
U.S. dollars in thousands
Operating lease expense	$190
Short-term lease expense	25
Variable lease expense	*
$215

* Represents an amount less than $ 1,000

Supplemental information related to leases are as follows:

March 31
2019
U.S. dollars in thousands
Operating lease right-of-use assets	$2,047
Current Operating lease liabilities	653
Non-current operating lease liabilities	$1,409

Other information:

Operating cash flows from operating leases (cash paid in thousands)	$189
Weighted Average Remaining Lease Term	3.08 years
Weighted Average Discount Rate	5.36%

Maturities of lease liabilities are as follows:

Amount
Year	U.S. dollars in thousands
2019 (excluding the three months ended March 31, 2019)	$558
2020	708
2021	640
2022	319
Total lease payments	2,225
Less imputed interest	(163)
Total	$2,062

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

3)	ASC 840 Disclosures-

The Company elected the modified retrospective transition method and included the following tables previously disclosed.

Future contractual obligations under the abovementioned operating lease agreements (not including the Extension Option) as of December 31, 2018 are as follows:

Year	Amount
U.S. dollars in thousands
2019	$772
2020	721
2021	332
Total	$1,825

b.	Automated Production Line

In April 2017, the Company engaged with an international manufacturer for ordering a large-scale automated production line for manufacturing Accordion Pills (the “Production Line”). The total cost of the Production Line amounted to approximately €8.0 million. As of March 31, 2019 and December 31, 2018, the Company transferred payments of approximately €7.4 million (approximately $8.6 million). In addition, as of March 31, 2019 and December 31, 2018, the Company recognized a liability in the amount of approximately €553 thousand (approximately $621 thousand) and €148 thousand (approximately $170 thousand), respectively. As of March 31, 2019, the Production Line has been delivered to the commercial site at Lohmann Therapie-Systeme AG (“LTS”) and as of the date of the issuance of these condensed consolidated financial statements the Production Line is in the installation and testing stage. For more details regarding the Manufacturing Services with LTS see note c below.

c.	Establishment of the Commercial Scale Production Capabilities for AP-CD/LD

In December 2018, the Company entered into a Process Development Agreement for Manufacturing Services with LTS for the manufacture of AP-CD/LD (the “Agreement”). Under the Agreement, the Company will bear the costs incurred by LTS to acquire the production equipment for AP-CD/LD (“Equipment”) in the amount of approximately €7.0 million, however such amount will later be reimbursed to the Company by LTS in the form of a reduction in the purchase price of the AP-CD/LD product. As of March 31, 2019, the Company transferred payments of approximately €5.4 million (approximately $6.1 million) in costs of the Equipment, of which approximately €1.1 million (approximately $1.2 million) was paid during the three-month period ended March 31, 2019 and recognized a liability in an additional amount of €577 thousand (approximately $648 thousand) and as of December 31, 2018 recognized a liability of €436 thousand (approximately $499 thousand). The Company has recognized the Equipment as non-current other assets.

The Agreement contains several termination rights which are expected to be included in a definitive manufacturing and supply agreement. As of March 31, 2019, the Company recognized a liability that was recorded against research and development expenses, net in the amount of approximately €2.7 million (approximately $3.0 million), for LTS’s facility upgrading costs, of which approximately €2.0 million (approximately $2.2 million) will be paid to LTS only if the Company decides to not continue with the project or commercialization of AP-CD/LD. The liability that was recorded as of December 31, 2018, was approximately €1.65 million (approximately $1.9 million).

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL:

a.	Changes in share capital

During the three-month period ended March 31, 2019, options to purchase 64,383 ordinary shares granted to employees were exercised for consideration of approximately $257 thousand.

b.	Share-based compensation:

1)	In January 2016, the Company’s board of directors approved a new option plan (the “2015 Plan”). Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 700,000 ordinary shares for grants to directors, employees and consultants. In July 2016 an increase of 700,000 ordinary shares was approved by the board of directors.

In December 2017 and June 2018, an increase of 2,100,000 and 1,000,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders.

As of March 31, 2019, 418,593 shares remain available for grant under the Plan.

In the three months ended March 31, 2019 and 2018, the Company granted options as follows:

	Three months ended March 31, 2019
	Number of options granted	Exercise price	Vesting period	Expiration
Employees	940,000	$7.63	3 years	7 years

	Three months ended March 31, 2018
	Number of options granted	Exercise price range	Vesting period range	Expiration
Employees	1,075,000	$5.19-$6.67	3 years	7 years

The fair value of options granted to employees during the three months ended March 31, 2019, and 2018 was $3.4 million and $2.7 million, respectively.

The fair value of options granted to employees on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Three months ended March 31
	2019	2018
Value of ordinary share	$7.46	$5.70-$6.45
Dividend yield	0%	0%
Expected volatility	53.32%	45.87%-46.47%
Risk-free interest rate	2.57%	2.25%-2.66%
Expected term	5 years	5 years

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

2)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended March 31
	2019	2018
	U.S. dollars in thousands
Research and development expenses, net	$570	$360
General and administrative expenses	373	363
	$943	$723

NOTE 6 -ACCOUNTS PAYBLE AND ACCRUALS - OTHER

	March 31,	December 31,
	2019	2018
	U.S. dollars in thousands
Expenses payable	$5,430	$3,400
Current operating lease liabilities (see Note 4a)	653	-
Salary and related expenses, including social security and other taxes	624	1,078
Accrual for vacation days and recreation pay for employees	436	309
Other	102	20
	$7,245	$4,807

NOTE 7 - EVENT SUBSEQUENT TO MARCH 31, 2019

On April 4, 2019, the Company’s shareholders at a general meeting of shareholders approved, further to a resolution adopted by the Board of Directors on January 22, 2019, a grant of options to the Company’s Chief Executive Officer to purchase an aggregate of 125,000 ordinary shares. Each option shall be exercisable at an exercise price of $7.64 per share. The options vest over a three-year period, with one-third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options expire seven years after the date of grant. The value of the benefit in respect of the said options, as calculated on the grant date, is approximately $419 thousand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019, including the consolidated annual financial statements as of December 31, 2018 and their accompanying notes included therein. We have prepared our condensed consolidated interim financial statements in accordance with U.S. GAAP.

This Quarterly Report on Form 10-Q of Intec Pharma Ltd. contains forward-looking statements about our expectations, beliefs and intentions. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could”, “might”, “seek”, “target”, “will”, “project”, “forecast”, “continue” or “anticipate” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements in Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the following: our limited operating history and history of operating losses, our ability to continue as a going concern, our ability to obtain additional financing, our ability to successfully operate our business or execute our business plan, the timing and cost of our clinical trials, the completion and receiving favorable results in our clinical trials, our ability to obtain and maintain regulatory approval of our product candidates, our ability to protect and maintain our intellectual property and licensing arrangements, our ability to develop, manufacture and commercialize our product candidates, the risk of product liability claims, the availability of reimbursement, and the influence of extensive and costly government regulation. More detailed information about the risks and uncertainties affecting us is contained under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2019, and in other filings that we have made and may make with the Securities and Exchange Commission in the future.

All references to “we,” “us,” “our,” “Intec”, “the Company” and “our Company” in this Quarterly Report on Form 10-Q are to Intec Pharma Ltd. and its U.S. subsidiary Intec Pharma Inc., unless the context otherwise requires.

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs based on our proprietary Accordion Pill platform technology, which we refer to as the Accordion Pill. Our Accordion Pill is an oral drug delivery system that is designed to improve the efficacy and safety of existing drugs and drugs in development by utilizing an efficient gastric retention and specific release mechanism. Our product pipeline currently includes several product candidates in various clinical trial stages. Our leading product candidate, AP-CD/LD, is being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients. We have successfully completed a Phase II clinical trial for AP-CD/LD for the treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients and have agreed with the U.S. Food and Drug Administration, or FDA, on the remaining clinical development program for AP-CD/LD for the treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients, including the main principles of the single required pivotal Phase III clinical trial in advanced Parkinson’s disease patients.

We are currently conducting a pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study. In April 2019, we announced that the last patient has completed the final visit in the ACCORDANCE study and we currently expect to release top-line results in the July/August 2019 timeframe. In our correspondence with the FDA, the FDA previously agreed that an acceptable regulatory pathway for AP-CD/LD would be to submit a new drug application, or NDA, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA which is a streamlined approval pathway that may accelerate the time to commercialize and decrease the costs of FDA approval for AP–CD/LD, as compared to those typically associated with an NCE.

In February 2019, we announced that AP-CD/LD met the primary endpoint in a pharmacokinetic, or PK, study comparing the AP-CD/LD 50/500mg dosed three times daily, the most common dose used in our on-going ACCORDANCE study, to 1.5 tablets of CD/LD immediate release (Sinemet™) 25/100 dosed five times per day in Parkinson’s disease patients.

We have invested in the commercial scale manufacture of AP-CD/LD, for which we are in partnership with LTS Lohmann Therapie-Systeme AG, or LTS. In December 2018, the large commercial scale production line was delivered to LTS in Andernach, Germany. We are in the process of installing and connecting all the ancillary equipment and expect to begin the validation, bioequivalency and stability studies needed for approval of our commercial production processes in the coming months. After preliminary discussions with the FDA in anticipation of filing for marketing approval of AP-CD/LD, we remain confident we are on track to submit a NDA for approval of AP-CD/LD in mid- to late-2020, assuming positive topline data.

In addition, we have initiated a clinical development program for our Accordion Pill platform with the two primary cannabinoids contained in cannabis sativa, which we refer to as AP-Cannabinoids. We are formulating and testing CBD and THC for the treatment of various pain indications. AP-Cannabinoids are designed to extend the absorption phase of CBD and THC, with the goal of more consistent levels for an improved therapeutic effect, which may address several major drawbacks of current methods of treatment, such as short duration of effect, delayed onset, variability of exposure, variability of the administered dose and adverse events that correlate with peak levels. In March 2017, we initiated a Phase I single-center, single-dose, randomized, three-way crossover clinical trial in Israel to compare the safety, tolerability and PK of AP-THC/CBD with Sativex®, an oral buccal spray containing CBD and THC that is commercially available outside of the United States. Initial results demonstrated that the Accordion Pill platform is well suited to safely deliver CBD and THC with significant improvements in exposure compared with Sativex®. In December 2018, we initiated a PK study of AP-THC and the results of the study demonstrate that the custom designed AP delivery system in the AP-THC PK study did not meet our expectations. We are continuing to advance the AP-Cannabinoids clinical development program and we expect to provide new timelines before the end of the year.

In December 2018, we reported that we successfully developed an Accordion Pill for a Novartis proprietary compound that met the required in vitro specifications set forth in a feasibility agreement with Novartis and during the first quarter of 2019 we initiated the human PK study. We believe continued success with this program further validates the platform, confirms our technical abilities to build custom APs and paves the way for additional collaborative agreements.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2019	2018
	(dollars in thousands)
Research and development expenses, net	$(8,542)	$(8,880)
General and administrative expenses	(2,190)	(1,910)
Operating loss	(10,732)	(10,790)
Financial income, net	110	124
Loss before income tax	(10,622)	(10,666)
Income tax	(34)	(63)
Net loss	$(10,656)	$(10,729)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Research and Development Expenses, Net

Our research and development expenses, net, for the three months ended March 31, 2019 amounted to approximately $8.5 million, a decrease of approximately $400,000, or 4%, compared to approximately $8.9 million for the three months ended March 31, 2018. The decrease was primarily due to a decrease in expenses related to our ACCORDANCE study and open label extension study. This decrease was offset by an increase in expenses related to the scale up activities for the commercial scale production capabilities for AP-CD/LD at LTS.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2019 amounted to approximately $2.2 million, an increase of approximately $300,000, or 16%, compared to approximately $1.9 million for the three months ended March 31, 2018. The increase was primarily related to the increase in payroll and related expenses mainly due to an increase in headcount and salary raises and insurance expenses. This increase was offset by a decrease in professional services.

Operating Loss

As a result of the foregoing, for the three months ended March 31, 2019 our operating loss was approximately $10.7 million, a decrease of approximately $100,000, or 1%, compared to our operating loss for the three months ended March 31, 2018 of approximately $10.8 million. The decrease was mainly due to a decrease in research and development expenses, offset by an increase in general and administrative expenses, as detailed above.

Financial Income, Net

For the three months ended March 31, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $190,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $75,000 and bank fees. For the three months ended March 31, 2018, we had financial income from interest on cash equivalents in the amount of approximately $146,000 and foreign currency exchange income in the amount of approximately $57,000 offset by financial expenses from change in fair value of marketable securities in the amount of approximately $73,000 and bank fees.

Income tax

For the three months ended March 31, 2019 and 2018, we have not generated taxable income in Israel. However, for the three months ended March 31, 2019 and 2018 we incurred tax expenses in our U.S. subsidiary in the amount of approximately $34,000 and $63,000, respectively.

Net Loss

Based on the foregoing, net loss for the three months ended March 31, 2019 and 2018 was approximately $10.7 million.

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

As of March 31, 2019, we had cash and cash equivalents and marketable securities of approximately $32.3 million. As of December 31, 2018, we had cash and cash equivalents and marketable securities of approximately $40.6 million.

Net cash used in operating activities was approximately $7.3 million for the three months ended March 31, 2019 compared with net cash used in operating activities of approximately $10.3 million for the three months ended March 31, 2018. This decrease resulted primarily from changes in operating asset and liability items of approximately $2.6 million and decrease in expenses paid in cash in the current quarter compared to the three months ended March 31, 2018.

We had negative cash flow from investing activities of approximately $640,000 for the three months ended March 31, 2019 compared to negative cash flow from investing activities of approximately $2.0 million for the three months ended March 31, 2018. This decrease resulted primarily from a decrease in purchase of property and equipment in the amount of approximately $2.0 million and proceeds from the disposal of marketable securities in the amount of approximately $500,000. This was offset by an approximate $1.2 million investment in other assets related to the establishment of the commercial scale production capabilities for AP-CD/LD at LTS. For more information, see note 4(c) in our condensed consolidated financial statements for the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $161,000, which was provided by the proceeds from the exercise of options by employees. In the three months ended March 31, 2018 we had no financing activities.

Current Outlook

We estimate that our current cash resources will allow us to complete our Phase III clinical trial for AP-CD/LD. We believe however, that further fund raising will be required in order to complete the research and development of all of our product candidates, including the manufacturing activities of the AP-CD/LD. As a result, there is substantial doubt about our ability to continue as a going concern within one year after the date our accompanying consolidated financial statements are issued. We expect to satisfy our future cash needs through submissions of applications for grants from private funds, license agreements with third parties and capital raising from the public, private investors and institutional investors, such as through the public offering of ordinary shares that we completed in April 2018. We may also engage with a partner in order to share the costs associated with the development and manufacturing of our product candidates. For more information, see note 1a(2) in our condensed consolidated financial statements for the three months ended March 31, 2019.

On March 1, 2019, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may sell from time to time, at our option, up to $75.0 million of our ordinary shares through an “at-the-market” equity offering program under which Cowen will act as sales agent. The issuance and sale of ordinary shares by us under the program will be made pursuant to our effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-230016) filed with the SEC on March 1, 2019, and declared effective on March 28, 2019. No ordinary shares have been sold under the program.

Developing drugs, conducting clinical trials, obtaining commercial manufacturing capabilities and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials of our product candidates, obtain regulatory approval for one or more of our product candidates, obtain commercial manufacturing capabilities and commercialize one or more of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress and costs of our clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for one or more of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing / manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the change for the accounting of leases as a result of the adoption of ASC Topic 842 on January 1, 2019 there have been no material changes to those policies during the three months ended March 31, 2019.

Recently Issued Accounting Pronouncements

See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in “Item 1- Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2019 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Association of Intec Pharma Ltd., as amended (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intec Pharma Ltd.

Date: May 7, 2019	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer and Vice Chairman (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)