Form 10-Q
period 2019-06-30
Intec Pharma Ltd.
filed 2019-08-09
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, no par value	NTEC	Nasdaq Capital Market

The number of shares of Registrant’s ordinary shares outstanding as of August 7, 2019: 33,302,800.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Shareholders’ Equity	5 – 6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8 – 15

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$20,796	$39,246
Investment in marketable securities (Note 3)	762	1,333
Prepaid expenses and other receivables	3,072	2,986
TOTAL CURRENT ASSETS	24,630	43,565

NON-CURRENT ASSETS:
Other assets (Note 4c)	7,487	5,431
Property and equipment, net	12,455	12,233
Operating lease right-of-use assets (Note 4a)	1,859	-
Deferred tax assets	429	281
TOTAL NON-CURRENT ASSETS	22,230	17,945

TOTAL ASSETS	$46,860	$61,510

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$2,331	$2,849
Other (Note 6)	7,679	4,807
TOTAL CURRENT LIABILITIES	10,010	7,656
LONG-TERM LIABILITIES -
Non-current operating lease liabilities (Note 4a)	1,269	-
Other liabilities	472	309
TOTAL LONG-TERM LIABILITIES	1,741	309
TOTAL LIABILITIES	11,751	7,965

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 100,000,000 Ordinary Shares as of June 30, 2019 and December 31, 2018; issued and outstanding: 33,302,800 and 33,232,988 Ordinary Shares as of June 30, 2019 and December 31, 2018, respectively	727	727
Additional paid-in capital	196,871	194,642
Accumulated deficit	(162,489)	(141,824)
TOTAL SHAREHOLDERS’ EQUITY	35,109	53,545
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,860	$61,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	U.S. dollars in thousands		U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	$(7,860)	$(8,400)	$(16,402)	$(17,280)
GENERAL AND ADMINISTRATIVE EXPENSES	(2,144)	(2,194)	(4,334)	(4,104)
OPERATING LOSS	(10,004)	(10,594)	(20,736)	(21,384)
FINANCIAL INCOME (EXPENSES), net	33	(292)	143	(168)
LOSS BEFORE INCOME TAX	(9,971)	(10,886)	(20,593)	(21,552)
INCOME TAX	(38)	(147)	(72)	(210)
NET LOSS	$(10,009)	$(11,033)	$(20,665)	$(21,762)
	$		$
LOSS PER SHARE BASIC AND DILUTED	(0.30)	(0.34)	(0.62)	(0.75)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	33,300	32,086	33,274	29,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 1

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands

BALANCE AT JANUARY 1, 2018	26,075,770	$727	$156,356	$(98,281)	$58,802
CHANGES IN THE SIX-MONTH PERIOD ENDED JUNE 30, 2018:
Issuance of ordinary shares, net of issuance costs	7,150,000	-	35,029	-	35,029
Exercise of options	218	-	1	-	1
Share-based compensation (Note 5)	-	-	1,601	-	1,601
Net loss	-	-	-	(21,762)	(21,762)
BALANCE AT JUNE 30, 2018	33,225,988	$727	$192,987	$(120,043)	$73,671

BALANCE AT JANUARY 1, 2019	33,232,988	$727	$194,642	(141,824)	$53,545
CHANGES IN THE SIX-MONTH PERIOD ENDED JUNE 30, 2019:
Exercise of options	69,812	-	268	-	268
Share-based compensation (Note 5)		-	1,961	-	1,961
Net loss	-	-	-	(20,665)	(20,665)
BALANCE AT JUNE 30, 2019	33,302,800	$727	$196,871	$(162,489)	$35,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 2

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands

BALANCE AT APRIL 1, 2018	26,075,770	$727	$157,079	$(109,010)	$48,796
CHANGES IN THE THREE-MONTH PERIOD ENDED JUNE 30, 2018:
Issuance of ordinary shares, net of issuance costs	7,150,000	-	35,029	-	35,029
Exercise of options	218	-	1	-	1
Share-based compensation	-	-	878	-	878
Net loss	-	-	-	(11,033)	(11,033)
BALANCE AT JUNE 30, 2018	33,225,988	$727	$192,987	$(120,043)	$73,671

BALANCE AT APRIL 1, 2019	33,297,371	$727	$195,842	(152,480)	$44,089
CHANGES IN THE THREE-MONTH PERIOD ENDED JUNE 30, 2019:
Exercise of options	5,429	-	11	-	11
Share-based compensation		-	1,018	-	1,018
Net loss	-	-	-	(10,009)	(10,009)
BALANCE AT JUNE 30, 2019	33,302,800	$727	$196,871	$(162,489)	$35,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2019	2018
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,665)	$(21,762)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	431	416
Exchange differences on cash and cash equivalents	(19)	(368)
Right of use asset	351	-
Lease liability	(243)	-
Losses (gains) on marketable securities	(5)	154
Share-based compensation	1,961	1,601
Changes in operating assets and liabilities:
Increase in prepaid expenses and other receivables	(136)	(502)
Increase in deferred tax assets	(148)	-
Increase in accounts payable and accruals	583	606
Increase in other liabilities	163	-
Net cash used in operating activities	(17,727)	(19,855)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(151)	(2,613)
Investment in other assets	(1,435)	(1,696)
Proceeds from disposal of marketable securities, net	576	1
Net cash used in investing activities	(1,010)	(4,308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	-	35,029
Proceeds from exercise of options	268	1
Net cash provided by financing activities	268	35,030
DECREASE IN CASH AND CASH EQUIVALENTS	(18,469)	10,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	39,246	53,393
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	19	368
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$20,796	$64,628

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability with respect to property and equipment (see note 4b)	$502	$1,740
Liability with respect to other assets (see note 4c)	$1,114	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Taxes paid	$50	$31
Interest received	$263	$209

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

In September 2017, Intec incorporated a wholly-owned subsidiary in the United States of America in the State of Delaware - Intec Pharma Inc. (the “Subsidiary”, together with Intec - “the Company”). The Subsidiary was incorporated mainly to provide Intec executive and management services, including business development, medical affairs and investor relationship activities outside of Israel.

2)	On July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. The Company has begun to analyze the full data set of the Phase III clinical trial and expects to complete this process in the third quarter of 2019. The Company expects that such findings will help to form its strategy for AP-CD/LD moving forward. The Company evaluated these subsequent events and determined that they were non-adjusting to the June 30, 2019 balance sheet as they were not known or expected as of that date. As the results are considered as a triggering event, the Company will perform an impairment test on all of its long-lived assets in the third quarter of 2019 that may result in an impairment charge on such assets.

3)	The Company has not yet generated revenues from their operations. Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of June 30, 2019, the cumulative losses of the Company were approximately $162.5 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that it has adequate cash to fund its ongoing activities into early in the first quarter of 2020. Its ability to execute its operating plan beyond early in the first quarter of 2020 is dependent on its ability to obtain additional capital during 2019 principally through entering into license agreements with third parties and/or raising capital from the public and/or private investors and/or institutional investors. The negative outcome of the Phase III clinical trial and uncertainty regarding the Company’s development programs is expected to adversely affect its ability to obtain funding and there is no assurance that it will be successful in obtaining the level of financing needed for its activities. As the analysis of the full data set of the Phase III clinical trial proceeds, the Company is evaluating measures to reduce its costs to preserve existing capital. If the Company is unsuccessful in securing sufficient financing, it may need to curtail or cease operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2019, the consolidated results of operations, changes in equity and cash flows for the six-month periods ended June 30, 2019 and 2018.

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

The results for the six-month period ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Principles of consolidation

The consolidated financial statements include the accounts of Intec and its Subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

b.	Fair value measurement

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into six broad levels, which are described as follows:

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

Loss per share, basic and diluted, is computed on the basis of the net loss for the six-month period divided by the weighted average number of ordinary shares outstanding during the six-month period. Diluted loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options which are included under the treasury stock method when dilutive.

The following share options were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Six months ended June 30
	2019	2018
Outstanding stock options	4,389,696	3,472,270

d.	Research and development expenses, net

Research and development expenses, net for the six-month period ended June 30, 2019 and 2018, include participation in research and development expenses in the amount of approximately $815 thousand and approximately $458 thousand, respectively.

e.	Newly issued accounting pronouncements

1)	In February 2016, the FASB established ASC Topic 842, “Leases” (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on April 1, 2019 using the modified retrospective transition method and has not restated comparative periods. The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to adoption of Topic 842.

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

2)	In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation” (Topic 718” or “ASU 2018-07”) to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard, adopted as of April 1, 2019, had no material impact on the Company’s consolidated financial statements.

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities have a minimum of A rating by global rating agencies. These marketable securities are recorded at fair value with changes recorded in the statement of operations as “financial income, net”, as the Company chose to apply the fair value option.

As of June 30, 2019, and December 31, 2018, the amount of the marketable securities is approximately $0.8 million and $1.3 million, respectively.

The gain, net from changes in marketable securities amounted to approximately $5 thousand in the six-month period ended June 30, 2019 and the loss, net from changes in marketable securities amounted to approximately $154 thousand in the six-month period ended June 30, 2018.

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

To secure the Company’s obligations to the lease agreement in Jerusalem, the Company granted a bank guarantee to the lessor, which amounted to approximately $141 thousand as of June 30, 2019.

The Company also leases office space in Modi’in and New York City for a short-term period.

2)	The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for six years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately six months of lease payments.

Lease expense for the three and six month periods ended June 30, 2019 was comprised of the following:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
	U.S. dollars in thousands
Operating lease expense	$196	$386
Short-term lease expense	25	50
Variable lease expense	1	1
	$222	$437

Supplemental information related to leases are as follows:

June 30
2019
U.S. dollars in thousands

Operating lease right-of-use assets	$1,859
Current Operating lease liabilities	$648
Non-current operating lease liabilities	$1,269

Other information:

Operating cash flows from operating leases (cash paid in thousands)	$378
Weighted Average Remaining Lease Term	2.88 years
Weighted Average Discount Rate	5.40%

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Maturities of lease liabilities are as follows:

Amount
Year	U.S. dollars in thousands
2019 (excluding the six months ended June 30, 2019)	$367
2020	714
2021	652
2022	325
Total lease payments	2,058
Less imputed interest	(140)
Total	$1,918

3)	ASC 840 Disclosures-

The Company elected the modified retrospective transition method and included the following tables previously disclosed.

Future contractual obligations under the abovementioned operating lease agreements (not including the Extension Option) as of December 31, 2018 are as follows:

Amount
Year	U.S. dollars in thousands
2019	$772
2020	721
2021	332
Total	$1,825

b.	Automated Production Line

In April 2017, the Company engaged with an international manufacturer for ordering a large-scale automated production line for manufacturing Accordion Pills (the “Production Line”). The total cost of the Production Line amounted to approximately €8.1 million. As of June 30, 2019, and December 31, 2018, the Company transferred payments of approximately €7.5 million (approximately $8.7 million) and €7.4 million (approximately $8.6 million), respectively. In addition, as of June 30, 2019 and December 31, 2018 the Company recognized a liability in the amount of approximately €592 thousand (approximately $675 thousand) and €148 thousand (approximately $170 thousand), respectively. As of the date of the issuance of these condensed consolidated financial statements, the installation process and qualification studies of the Production Line at the commercial site at Lohmann Therapie-Systeme AG (“LTS”) was completed. For more details regarding the Manufacturing Services with LTS see note c below.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

c.	Establishment of the Commercial Scale Production Capabilities for AP-CD/LD

In December 2018, the Company entered into a Process Development Agreement for Manufacturing Services with LTS for the manufacture of AP-CD/LD (the “Agreement”). Under the Agreement, the Company will bear the costs incurred by LTS to acquire the production equipment for AP-CD/LD (“Equipment”) in the amount of approximately €7.0 million, however such amount will later be reimbursed to the Company by LTS in the form of a reduction in the purchase price of the AP-CD/LD product. As of June 30, 2019, the Company transferred payments of approximately €5.6 million (approximately $6.4 million) in costs of the Equipment, of which approximately €1.3 million (approximately $1.4 million) was paid during the six-month period ended June 30, 2019 and recognized a liability in an additional amount of approximately €984 thousand (approximately $1,114 thousand) and as of December 31, 2018 recognized a liability of €436 thousand (approximately $499 thousand). The Company has recognized the Equipment as non-current other assets.

The Agreement contains several termination rights which are expected to be included in a definitive manufacturing and supply agreement. As of June 30, 2019, the Company recognized a liability that was recorded against research and development expenses, net in the amount of approximately €3.0 million (approximately $3.4 million), for LTS’s facility upgrading costs, of which approximately €2.0 million (approximately $2.2 million) will be paid to LTS only if the Company decides to not continue with the project or commercialization of AP-CD/LD. The liability that was recorded as of December 31, 2018, was approximately €1.65 million (approximately $1.9 million).

d.	During 2019 the Company received letters (each a “Letter” and collectively the “Letters”) from several of its former directors and officers. The Letters include several claims related, among others, to a purported vesting of certain options that were issued to them due to the execution by the Company of a manufacturing agreement with LTS for the production of the Company’s AP-CD/LD. On July 30, 2019, the board of directors of the Company resolved that the vesting conditions have not been met. As of the date of the issuance of these condensed consolidated financial statements, the Company is yet to receive their response, and at this stage cannot assess whether a claim would be filed, and if filed, its likelihood of success.

NOTE 5 - SHARE CAPITAL:

a.	Changes in share capital

During the six-month period ended June 30, 2019, options to purchase 69,812 ordinary shares granted to employees and service providers were exercised for consideration of approximately $268 thousand.

b.	Share-based compensation:

1)	In April 2016, the Company’s board of directors approved a new option plan (the “2015 Plan”). Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 700,000 ordinary shares for grants to directors, employees and consultants. In July 2016 an increase of 700,000 ordinary shares was approved by the board of directors.

In December 2017 and June 2018, an increase of 2,100,000 and 1,000,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders.

As of June 30, 2019, 190,657 shares remain available for grant under the Plan.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

In the six months ended June 30, 2019 and 2018, the Company granted options as follows:

	Six months ended June 30, 2019
	Number of options granted	Exercise price range	Vesting period	Expiration
Employees	1,065,000	$7.63-$7.64	3 years	7 years
Directors	120,000	$4.86	3 years	7 years

	Six months ended June 30, 2018
	Number of options granted	Exercise price range	Vesting period range	Expiration
Employees	1,175,000	$4.44-$6.67	3 years	7 years
Directors	120,000	$4.44	3 years	7 years

The fair value of options granted to employees during the six months ended June 30, 2019, and 2018 was $4.0 million and $3.1 million, respectively

The fair value of options granted to employees on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Six months ended June 30
	2019	2018
Value of ordinary share	$4.34-$7.46	$4.20-$6.45
Dividend yield	0%	0%
Expected volatility	53.32%-54.55%	45.87%-46.47%
Risk-free interest rate	1.76%-2.57%	2.25%-2.73%
Expected term	5 years	5 years

2)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	U.S. dollars in thousands		U.S. dollars in thousands
Research and development expenses, net	$597	$496	$1,167	$856
General and administrative expenses	421	382	794	745
	$1,018	$878	$1,961	$1,601

NOTE 6 - ACCOUNTS PAYBLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2019	2018
	U.S. dollars in thousands
Expenses payable	$5,750	$3,400
Current operating lease liabilities (see Note 4a)	648	-
Salary and related expenses, including social security and other taxes	796	1,078
Accrual for vacation days and recreation pay for employees	463	309
Other	22	20
	$7,679	$4,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Quarterly Report on Form 10-Q of Intec Pharma Ltd. contains forward-looking statements about our expectations, beliefs and intentions. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could”, “might”, “seek”, “target”, “will”, “project”, “forecast”, “continue” or “anticipate” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements in Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the following: our limited operating history and history of operating losses, our ability to continue as a going concern, our ability to obtain additional financing, our ability to successfully operate our business or execute our business plan, the timing and cost of our clinical trials, the completion and receiving favorable results in our clinical trials, our ability to obtain and maintain regulatory approval of our product candidates, our ability to protect and maintain our intellectual property and licensing arrangements, our ability to develop, manufacture and commercialize our product candidates, the risk of product liability claims, the availability of reimbursement, and the influence of extensive and costly government regulation. More detailed information about the risks and uncertainties affecting us is contained under the heading "Risk Factors" included in our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2019, and in other filings that we have made and may make with the Securities and Exchange Commission in the future.

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

In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. While AP-CD/LD provided treatment for Parkinson’s disease symptoms, it did not demonstrate statistically superiority over immediate release CD/LD on the primary endpoint of OFF time reduction under the conditions established in the protocol. Treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. From our on-going preliminary review of the data, we have observed a meaningful reduction in OFF time in certain subsets of patients. We are in the process of analyzing the full data set and expect to complete this process during the third quarter of 2019 and expect that such findings will help inform our strategy for AP-CD/LD moving forward.

Previously, we successfully completed a Phase II clinical trial for AP-CD/LD for the treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients and in February 2019, we announced that AP-CD/LD met the primary endpoint in a pharmacokinetic, or PK, study comparing the AP-CD/LD 50/500mg dosed three times daily, the most common dose used in our on-going ACCORDANCE study, to 1.5 tablets of CD/LD immediate release (Sinemet™) 25/100 dosed five times per day in Parkinson’s disease patients.

We have invested in the commercial scale manufacture of AP-CD/LD, for which we are in partnership with LTS Lohmann Therapie-Systeme AG, or LTS. In December 2018, the large commercial scale production line was delivered to LTS in Andernach, Germany and recently we completed the qualification studies for the commercial scale manufacture of the Accordion Pill.

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

While the ACCORDANCE results were not what we expected, we continue to believe in the potential of the Accordion Pill platform. In December 2018, we reported that we successfully developed an Accordion Pill for a Novartis proprietary compound that met the required in vitro specifications set forth in a feasibility agreement with Novartis. We recently completed the human PK study that was initiated during the first quarter of 2019 and we are seeking to advance this program into potential partnership discussions with Novartis.

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds and are now initiating the design and construction of this new AP.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2018	2019	2018	2019
	(dollars in thousands)		(dollars in thousands)

Research and development expenses, net	$(7,860)	$(8,400)	$(16,402)	$(17,280)
General and administrative expenses	(2,144)	(2,194)	(4,334)	(4,104)
Operating loss	(10,004)	(10,594)	(20,736)	(21,384)
Financial income (expenses), net	33	(292)	143	(168)
Loss before income tax	(9,971)	(10,886)	(20,593)	(21,552)
Income tax	(38)	(147)	(72)	(210)
Net loss	$(10,009)	$(11,033)	$(20,665)	$(21,762)

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Research and Development Expenses, Net

Our research and development expenses, net, for the three months ended June 30, 2019 amounted to approximately $7.9 million, a decrease of approximately $500,000, or 6%, compared to approximately $8.4 million for the three months ended June 30, 2018. Our research and development expenses, net, for the six months ended June 30, 2019 amounted to approximately $16.4 million, a decrease of approximately $900,000, or 5%, compared to approximately $17.3 million for the six months ended June 30, 2018. The decrease for the three and six-month periods was primarily due to a decrease in expenses related to our ACCORDANCE study and open label extension study. This decrease was offset by an increase in expenses related to the scale up activities for the commercial scale production capabilities for AP-CD/LD at LTS.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2019 amounted to approximately $2.1 million, a decrease of approximately $100,000, or 5%, compared to approximately $2.2 million for the three months ended June 30, 2018. Our general and administrative expenses for the six months ended June 30, 2019 amounted to approximately $4.3 million, an increase of approximately $200,000, or 5%, compared to approximately $4.1 million for the six months ended June 30, 2018. The increase in the six-month period was primarily related to the increase in payroll and related expenses mainly due to an increase in headcount and salary raises and insurance expenses. This increase was offset by a decrease in professional services.

Operating Loss

As a result of the foregoing, for the three months ended June 30, 2019 our operating loss was approximately $10.0 million, a decrease of approximately $600,000, or 6%, compared to our operating loss for the three months ended June 30, 2018 of approximately $10.6 million. For the six months ended June 30, 2019 our operating loss was approximately $20.7 million, a decrease of approximately $700,000, or 3%, compared to our operating loss for the six months ended June 30, 2018 of approximately $21.4 million. The changes in the three and six-month periods were mainly due to changes in research and development expenses and general and administrative expenses, as detailed above.

Financial Income (expenses), Net

For the three months ended June 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $92,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $54,000 and bank fees. For the three months ended June 30, 2018, we had financial expenses from foreign currency exchange expenses in the amount of approximately $446,000, financial expenses from change in fair value of marketable securities in the amount of approximately $79,000 and bank fees offset by financial income from interest on cash equivalents in the amount of approximately $241,000.

For the six months ended June 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $282,000 offset by financial expenses from foreign currency exchange expenses in the amount of approximately $128,000 and bank fees. For the six months ended June 30, 2018, we had financial expenses from foreign currency exchange expenses in the amount of approximately $389,000, financial expenses from change in fair value of marketable securities in the amount of approximately $154,000 and bank fees offset by financial income from interest on cash equivalents in the amount of approximately $387,000.

Income tax

For the three and six months ended June 30, 2019 and 2018, we have not generated taxable income in Israel. However, for the three months ended June 30, 2019 and 2018, we incurred tax expenses in our U.S. subsidiary in the amount of $38,000 and $147,000, respectively, and for the six months ended June 30, 2019 and 2018 we incurred tax expenses in our U.S. subsidiary in the amount of $72,000 and $210,000, respectively.

Net Loss

Based on the foregoing, for the three months ended June 30, 2019 our net loss was approximately $10.0 million, a decrease of approximately $1.0 million, or 9%, compared to net loss for the three months ended June 30, 2018 of approximately $11.0 million while for the six months ended June 30, 2019 our net loss was approximately $20.7 million, a decrease of approximately $1.1 million, or 5%, compared to our net loss for the six months ended June 30, 2018 of approximately $21.8 million.

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

As of June 30, 2019, we had cash and cash equivalents and marketable securities of approximately $21.6 million. As of December 31, 2018, we had cash and cash equivalents and marketable securities of approximately $40.6 million.

Net cash used in operating activities was approximately $17.7 million for the six months ended June 30, 2019 compared with net cash used in operating activities of approximately $19.9 million for the six months ended June 30, 2018. This decrease resulted primarily from the decrease in the net loss for the period in the amount of $1.1 million and from changes in operating assets and liabilities items of approximately $300,000.

We had negative cash flow from investing activities of approximately $1.0 million for the six months ended June 30, 2019 compared to negative cash flow from investing activities of approximately $4.3 million for the six months ended June 30, 2018. This decrease resulted primarily from a decrease in purchase of property and equipment in the amount of approximately $2.5 million, an increase in proceeds from the disposal of marketable securities in the amount of approximately $576,000 and a decrease of approximately $261,000 in investment in other assets related to the establishment of the commercial scale production capabilities for AP-CD/LD at LTS. For more information, see note 4(c) in our condensed consolidated financial statements for the six months ended June 30, 2019.

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $268,000, which was provided by the proceeds from the exercise of options by employees. Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $35.0 million which was mainly provided by funds received from our April 2018 public offering of ordinary shares.

Current Outlook

In July 2019, we announced that our Phase III clinical trial for AP-CD/LD did not meet its target endpoints. We have begun to analyze the full data set of the Phase III clinical trial and expect to complete this process in the third quarter of 2019. We expect that such findings will help inform our strategy for AP-CD/LD moving forward. We expect that these activities, together with general and administrative costs, will result in continuing operating losses for the foreseeable future. We believe that we have adequate cash to fund these ongoing activities into early in the first quarter of 2020. Our ability to execute our operating plan beyond early in the first quarter of 2020 is dependent on our ability to obtain additional capital during 2019 principally through entering into a license agreement with Novartis or another third party and/or raising capital from the public and/or private investors and/or institutional investors. The negative outcome of the Phase III clinical trial and uncertainty regarding our development programs is expected to adversely affect our ability to obtain funding and there is no assurance that we will be successful in obtaining the level of financing needed for our activities. As the analysis of the full data set of the Phase III clinical trial proceeds, we are evaluating measures to reduce our costs to preserve existing capital and may incur impairment charges on our long-lived assets in the third quarter of 2019 which could have a material adverse effect on our future results of operations. If we are unsuccessful in securing sufficient financing, we may need to scale back our administrative and clinical development activities and may be required to cease our operations entirely. As a result, there is substantial doubt about our ability to continue as a going concern. For more information, see note 1a(2) and (3) in our condensed consolidated financial statements for the six months ended June 30, 2019.

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

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  With the exception of the change for the accounting of leases as a result of the adoption of ASC Topic 842 on January 1, 2019 there have been no material changes to those policies during the six months ended June 30, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2019 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intec Pharma Ltd.

Date: August 9, 2019	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer and Vice Chairman (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)