Form 10-Q
period 2019-09-30
Intec Pharma Ltd.
filed 2019-11-12
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Registrant’s ordinary shares outstanding as of November 11, 2019: 35,019,479.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$14,966	$39,246
Investment in marketable securities (Note 3)	767	1,333
Prepaid expenses and other receivables	2,453	2,986
TOTAL CURRENT ASSETS	18,186	43,565

NON-CURRENT ASSETS:
Other assets (Note 4b)	4,204	5,431
Property and equipment, net (Note 4b)	6,200	12,233
Operating lease right-of-use assets (Note 4a)	1,687	-
Deferred tax assets	504	281
TOTAL NON-CURRENT ASSETS	12,595	17,945

TOTAL ASSETS	$30,781	$61,510

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$4,834	$2,849
Other (Note 6)	6,774	4,807
TOTAL CURRENT LIABILITIES	11,608	7,656
LONG-TERM LIABILITIES -
Non-current operating lease liabilities (Note 4a)	1,132	-
Other liabilities	554	309
TOTAL LONG-TERM LIABILITIES	1,686	309
TOTAL LIABILITIES	13,294	7,965

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)
SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 100,000,000 Ordinary Shares as of September 30, 2019 and December 31, 2018; issued and outstanding: 35,019,479 and 33,232,988 Ordinary Shares as of September 30, 2019 and December 31, 2018, respectively	727	727
Additional paid-in capital	199,627	194,642
Accumulated deficit	(182,867)	(141,824)
TOTAL SHAREHOLDERS’ EQUITY	17,487	53,545
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,781	$61,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	U.S. dollars in thousands		U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	(8,448)	(7,809)	(24,850)	(25,089)
GENERAL AND ADMINISTRATIVE EXPENSES	(2,157)	(1,696)	(6,491)	(5,800)
IMPAIRMENT OF LONG-LIVED ASSETS	(9,759)		(9,759)
OPERATING LOSS	(20,364)	(9,505)	(41,100)	(30,889)
FINANCIAL INCOME (EXPENSES), net	14	163	157	(5)
LOSS BEFORE INCOME TAX	(20,350)	(9,342)	(40,943)	(30,894)
TAX BENEFIT (INCOME TAX)	(28)	164	(100)	(46)
NET LOSS	(20,378)	(9,178)	(41,043)	(30,940)

	U.S. dollars
LOSS PER SHARE BASIC AND DILUTED	(0.61)	(0.28)	(1.23)	(1.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	33,516	33,226	33,356	30,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 1

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands
BALANCE AT JANUARY 1, 2018
CHANGES IN THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018:	26,075,770	$727	$156,356	$(98,281)	$58,802
Issuance of ordinary shares, net of issuance costs	7,150,000	-	35,029	-	35,029
Exercise of options	218	-	1	-	1
Share-based compensation (Note 5b)	-	-	2,452	-	2,452
Net loss	-	-	-	(30,940)	(30,940)
BALANCE AT SEPTEMBER 30, 2018	33,225,988	$727	$193,838	$(129,221)	$65,344

BALANCE AT JANUARY 1, 2019
CHANGES IN THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019:	33,232,988	$727	$194,642	$(141,824)	$53,545
Issuance of ordinary shares, net of issuance costs (Note 5a(1))	1,716,679	-	1,969	-	1,969
Exercise of options (Note 5a(2))	69,812	-	268	-	268
Share-based compensation (Note 5b)	-	-	2,748	-	2,748
Net loss	-	-	-	(41,043)	(41,043)
BALANCE AT SEPTEMBER 30, 2019	35,019,479	$727	$199,627	$(182,867)	$17,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 2

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands

BALANCE AT JULY 1, 2018	33,225,988	$727	$192,987	$(120,043)	$73,671
CHANGES IN THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018:
Share-based compensation (Note 5b)	-	-	851	-	851
Net loss	-	-	-	(9,178)	(9,178)
BALANCE AT SEPTEMBER 30, 2018	33,225,988	$727	$193,838	$(129,221)	$65,344

BALANCE AT JULY 1, 2019	33,302,800	$727	$196,871	$(162,489)	$35,109
CHANGES IN THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019:
Issuance of ordinary shares, net of issuance costs (Note 5a(1))	1,716,679	-	1,969	-	1,969
Share-based compensation (Note 5b)	-	-	787	-	787
Net loss	-	-	-	(20,378)	(20,378)
BALANCE AT SEPTEMBER 30, 2019	35,019,479	$727	$199,627	$(182,867)	$17,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2019	2018
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(41,043)	(30,940)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	643	639
Impairment of long-lived asset	9,759
Exchange differences on cash and cash equivalents	69	(528)
Right of use asset	523	-
Lease liability	(380)	-
Losses (gains) on marketable securities	(10)	141
Share-based compensation	2,748	2,452
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other receivables	483	(979)
Increase in deferred tax assets	(223)	-
Increase (decrease) in accounts payable and accruals	3,268	(1,734)
Increase in other liabilities	245	-
Net cash used in operating activities	(23,918)	(30,949)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(791)	(2,632)
Investment in other assets	(2,315)	(2,450)
Proceeds from disposal (purchase) of marketable securities, net	576	(38)
Net cash used in investing activities	(2,530)	(5,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	1,969	35,029
Proceeds from exercise of options	268	1
Net cash provided by financing activities	2,237	35,030
DECREASE IN CASH AND CASH EQUIVALENTS	(24,211)	(1,039)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	39,246	53,393
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(69)	528
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	14,966	52,882

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Liability with respect to property and equipment (see note 4b(1))	123	1,898
Liability with respect to other assets (see note 4b(2))	549	244

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Taxes paid	50	31
Interest received	315	522

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

2)	The Company engages in research and development activities and has not yet generated revenues from operations. In addition, on July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. As these results are considered a triggering event, the Company performed an impairment test on certain of its long-lived assets which resulted in an impairment charge of approximately $9.8 million. For more details see note 4b(3). Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of September 30, 2019, the cumulative losses of the Company were approximately $182.9 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that it has adequate cash to fund its ongoing activities into the second quarter of 2020. Its ability to execute its operating plan beyond the second quarter of 2020 is dependent on its ability to obtain additional capital principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or raising capital from the public and/or private investors and/or institutional investors. The negative outcome of the Phase III clinical trial that was announced on July 22, 2019 and uncertainty regarding the Company’s development programs is expected to adversely affect its ability to obtain funding and there is no assurance that it will be successful in obtaining the level of financing needed for its activities. The Company has taken measures to reduce its costs, including reducing headcount, and is continuingly evaluating measures to reduce additional costs to preserve existing capital. If the Company is unsuccessful in securing sufficient financing, it may need to curtail or cease operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3)	On March 1, 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). During September 2019, the Company sold 1,716,679 ordinary shares under the Sales Agreement raising a total of approximately $2.0 million (net of issuance expenses of $107 thousand). For more details see note 5a(1).

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2019, the consolidated results of operations, changes in equity for the three and nine-month periods ended September 30, 2019 and 2018 and cash flows for the nine-month periods ended September 30, 2019 and 2018.

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

The results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Principles of consolidation

The consolidated financial statements include the accounts of Intec and its Subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

b.	Fair value measurement

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into nine broad levels, which are described as follows:

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

Loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options which are included under the treasury stock method when dilutive.

The following share options were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Outstanding stock options	4,156,765	3,466,482	4,314,300	3,247,927

d.	Research and development expenses, net

Research and development expenses, net for the three and nine-month periods ended September 30, 2019 and 2018, include participation in research and development expenses as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	U.S. dollars in thousands
Participation in research and development expenses	168	92	983	550

e.	Newly adopted accounting pronouncements

1)	In February 2016, the FASB established ASC Topic 842, “Leases” (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition method and has not restated comparative periods. The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to adoption of Topic 842.

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

As of September 30, 2019, and December 31, 2018, the amount of the marketable securities is approximately $0.8 million and $1.3 million, respectively.

The gain, net from changes in marketable securities for the nine-month period ended September 30, 2019 amounted to approximately $10 thousand and the loss, net from changes in marketable securities for the nine-month period ended September 30, 2018 amounted to approximately $141 thousand. The gain, net from changes in marketable securities for the three-month periods ended September 30, 2019 and 2018 amounted to approximately $5 thousand and $13 thousand, respectively.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

To secure the Company’s obligations to the lease agreement in Jerusalem, the Company granted a bank guarantee to the lessor, which amounted to approximately $146 thousand as of September 30, 2019.

The Company also leases office space in Modi’in and New York City for a short-term period.

2)	The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately three months of lease payments.

Lease expense for the three and nine month-period ended September 30, 2019 was comprised of the following:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
	U.S. dollars in thousands
Operating lease expense	190	576
Short-term lease expense	26	76
Variable lease expense	1	2
	217	654

Supplemental information related to leases are as follows:

September 30,
2019
U.S. dollars in thousands
Operating lease right-of-use assets	1,685
Current Operating lease liabilities	662
Non-current operating lease liabilities	1,132

Other information:

Operating cash flows from operating leases (cash paid in thousands)	563
Weighted Average Remaining Lease Term	2.65
Weighted Average Discount Rate	5.43%

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Maturities of lease liabilities are as follows:

Year	Amount
U.S. dollars in thousands
2019 (excluding the nine months ended September 30, 2019)	185
2020	728
2021	668
2022	333
Total lease payments	1,914
Less imputed interest	(120)
Total	1,794

3)	ASC 840 Disclosures-

The Company elected the modified retrospective transition method and included the following tables previously disclosed.

Future contractual obligations under the abovementioned operating lease agreements (not including the Extension Option) as of December 31, 2018 are as follows:

Year	Amount
U.S. dollars in thousands
2019	772
2020	721
2021	332
Total	1,825

b.	Establishment of the Commercial Scale Production Capabilities for AP-CD/LD

1)	Automated Production Line

In April 2017, the Company engaged with an international manufacturer for ordering a large-scale automated production line for manufacturing Accordion Pills (the “Production Line”). The total cost of the Production Line amounted to approximately €8.1 million. As of September 30, 2019, and December 31, 2018, the Company transferred payments of approximately €8.1 million (approximately $9.4 million) and €7.4 million (approximately $8.6 million), respectively. In addition, as of September 30, 2019 and December 31, 2018 the Company recognized a liability in the amount of approximately €113 thousand (approximately $123 thousand) and €148 thousand (approximately $170 thousand), respectively. As of the date of the issuance of these condensed consolidated financial statements, the installation process and qualification studies of the Production Line at the commercial site at Lohmann Therapie-Systeme AG (“LTS”) was completed and the Company intends to begin the validation and stability studies in the coming months. For more details regarding the Manufacturing Services with LTS see note 2 below.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

2)	LTS Process Development Agreement

In December 2018, the Company entered into a Process Development Agreement for Manufacturing Services with LTS for the manufacture of AP-CD/LD (the “Agreement”). Under the Agreement, the Company will bear the costs incurred by LTS to acquire the production equipment for AP-CD/LD (“Equipment”) in the amount of approximately €7.0 million, however such amount will later be reimbursed to the Company by LTS in the form of a reduction in the purchase price of the AP-CD/LD product. As of September 30, 2019, the Company transferred payments of approximately €6.3 million (approximately $7.2 million) in costs of the Equipment, of which approximately €2.0 million (approximately $2.3 million) was paid during the nine-month period ended September 30, 2019 and recognized a liability in an additional amount of approximately €502 thousand (approximately $549 thousand) and as of December 31, 2018 recognized a liability of €436 thousand (approximately $499 thousand). The Company has recognized the Equipment as non-current other assets.

The Agreement contains several termination rights which are expected to be included in a definitive manufacturing and supply agreement. As of September 30, 2019, the Company recognized a liability that was recorded against research and development expenses, net in the amount of approximately €3.0 million (approximately $3.3 million), for LTS’s facility upgrading costs, of which €1.0 million (approximately $1.1 million) was paid in October 2019. The remaining liability balance in the amount of €2.0 million (approximately $2.2 million) will be paid to LTS only if the Company decides to not continue with the project or commercialization of AP-CD/LD. The liability that was recorded as of December 31, 2018, was approximately €1.65 million (approximately $1.9 million).

3)	Impairment Assessment

The Company’s long-lived assets include property, plant and equipment and long-term other assets. The Company evaluates its long-lived assets for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of its long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

In July 2019, the Company announced top-line results from its pivotal Phase III clinical trial for AP-CD/LD for the treatment of advanced Parkinson’s which did not meet its target endpoints. The Company determined that the Phase III clinical trial results constituted a triggering event that required the Company to evaluate its Production Line and Equipment, net, from the liability described in note 4b(2), together “AP-CD/LD Assets, net”, for impairment test.

For the three and nine month period ended September 30, 2019, the Company recorded an impairment charge of approximately $9.8 million of its AP-CD/LD Assets, net, which represents the excess carrying value compared to the fair value of the AP-CD/LD Assets, net. As of September 30, 2019, the fair value of the AP-CD/LD Assets, net, is approximately $5.4 million.

The impairment charge is recorded as an operating expense and was the result of both internal and external factors. The fair value was determined using the discounted cash flow method (level 3) which utilized significant estimates and assumptions surrounding the amount and timing of the projected net cash flows, which includes the probability of out-licensing the AP-CD/LD program to a third-party, the probability of obtaining FDA approval, the expected impact of competition, the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, and the tax rate.

While management believes the assumptions used in their impairment assessment are reasonable, any changes in the actual market conditions versus the assumptions used in the model could result in a change in estimated future cash flows, which may result in an additional impairment charge on AP-CD/LD Assets, net in the future.

c.	During 2019 the Company received letters (each a “Letter” and collectively the “Letters”) from several of its former directors and officers. The Letters include several claims related, among others, to a purported vesting of certain options that were issued to them due to the execution by the Company of a manufacturing agreement with LTS for the production of the Company’s AP-CD/LD. On July 30, 2019, the board of directors of the Company resolved that the vesting conditions have not been met. As of the date of the issuance of these condensed consolidated financial statements, the Company is yet to receive their response, and at this stage cannot assess whether a claim would be filed, and if filed, its likelihood of success.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - SHARE CAPITAL:

a.	Changes in share capital

1)	On March 1, 2019, the Company entered into a Sales Agreement with Cowen which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect from time to time, to offer and sell ordinary shares through an “at-the-market” equity offering program having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. The issuance and sale of ordinary shares by the Company under the program is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on March 1, 2019 and declared effective on March 28, 2019. During September 2019, the Company sold 1,716,679 ordinary shares under the Sales Agreement at an average price of $1.21 per share for aggregate net proceeds of approximately $2.0 million, net of issuance expenses of $107 thousand.

2)	During the nine-month period ended September 30, 2019, options to purchase 69,812 ordinary shares granted to employees and service providers were exercised for consideration of approximately $268 thousand.

b.	Share-based compensation:

1)	In January 2016, the Company’s board of directors approved a new option plan (the “2015 Plan”). Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 700,000 ordinary shares for grants to directors, employees and consultants. In July 2016 an increase of 700,000 ordinary shares was approved by the board of directors.

In December 2017 and September 2018, an increase of 2,100,000 and 1,000,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders.

As of September 30, 2019, 175,598 shares remain available for grant under the Plan.

2)	On August 22, 2019, the Company reduced the exercise price of 1,263,655 options previously granted to employees (excluding executive officers and directors) to $0.44 (determined based on the close price of the Company’s ordinary shares on Nasdaq on August 21, 2019). The total incremental fair value of these options amounted to $253 and was determined based on the Black-Scholes pricing options model using the following assumptions: risk free interest rate of 1.5%, expected volatility of 99% - 122%, expected term of 2.6-4.4 years and dividend yield of: 0%. The incremental fair value of these options will be recognized over the remaining vesting period and until January 2022.

3)	In the nine months ended September 30, 2019 and 2018, the Company granted options as follows:

	Nine months ended September 30, 2019
	Number of options granted	Exercise price range	Vesting period	Expiration
Employees*	1,465,000	$0.9-$7.64	3 years	7 years
Directors	120,000	$4.86	3 years	7 years

	Nine months ended September 30, 2018
	Number of options granted	Exercise price range	Vesting period range	Expiration
Employees*	1,175,000	$4.44-$6.67	3 years	7 years
Directors	120,000	$4.44	3 years	7 years

*	As part of the reduction in exercise price of the options described in note 5b(2), the option exercise price was adjusted to $0.44.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

The fair value of options granted to employees during the nine months ended September 30, 2019, and 2018 was $4.4 million and $3.1 million, respectively.

The fair value of options granted to employees on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Nine months ended September 30
	2019	2018
Value of ordinary share	$1.15-$7.46	$4.20-$6.45
Dividend yield	0%	0%
Expected volatility	53.32%-97.81%	45.87%-46.47%
Risk-free interest rate	1.75%-2.57%	2.25%-2.73%
Expected term	5 years	5 years

4)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	U.S. dollars in thousands		U.S. dollars in thousands
Research and development expenses, net	371	459	1,538	1,315
General and administrative expenses	416	392	1,210	1,137
	787	851	2,748	2,452

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2019	2018
	U.S. dollars in thousands
Expenses payable	$4,525	$3,400
Current operating lease liabilities (see Note 4a)	662	-
Salary and related expenses, including social security and other taxes	1,224	1,078
Accrual for vacation days and recreation pay for employees	341	309
Other	22	20
	$6,774	$4,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Quarterly Report on Form 10-Q of Intec Pharma Ltd. contains forward-looking statements about our expectations, beliefs and intentions. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could”, “might”, “seek”, “target”, “will”, “project”, “forecast”, “continue” or “anticipate” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements in Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the following: our limited operating history and history of operating losses, our ability to continue as a going concern, our ability to obtain additional financing, our ability to successfully operate our business or execute our business plan, our ability to enter into collaborative, licensing, and other commercial relationships and on terms commercially reasonable to us, the timing and cost of our clinical trials, the completion and receiving favorable results in our clinical trials, our ability to obtain and maintain regulatory approval of our product candidates, our ability to protect and maintain our intellectual property and licensing arrangements, our ability to develop, manufacture and commercialize our product candidates, the risk of product liability claims, the availability of reimbursement, and the influence of extensive and costly government regulation, and our ability to remain listed on the Nasdaq Capital Market. More detailed information about the risks and uncertainties affecting us is contained under the heading "Risk Factors" included in our most recent Annual Report on Form 10-K filed with the SEC on February 27, 2019, and in other filings that we have made and may make with the Securities and Exchange Commission in the future.

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

In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. While AP-CD/LD provided treatment for Parkinson’s disease symptoms, it did not demonstrate statistically superiority over immediate release CD/LD on the primary endpoint of OFF time reduction under the conditions established in the protocol. Treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. From our review of the data, we have observed a meaningful reduction in OFF time in certain subsets of patients. We have completed most of the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward.

Previously, we successfully completed a Phase II clinical trial for AP-CD/LD for the treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients and in February 2019, we announced that AP-CD/LD met the primary endpoint in a pharmacokinetic, or PK, study comparing the AP-CD/LD 50/500mg dosed three times daily, the most common dose used in our ACCORDANCE study, to 1.5 tablets of CD/LD immediate release (Sinemet™) 25/100 dosed five times per day in Parkinson’s disease patients.

We have invested in the commercial scale manufacture of AP-CD/LD, for which we are in partnership with LTS Lohmann Therapie-Systeme AG, or LTS. In December 2018, the large commercial scale production line ("Production Line") was delivered to LTS in Andernach, Germany and recently we completed the qualification studies for the commercial scale manufacture of the Accordion Pill and we intend to begin the validation and stability studies in the coming months.

In addition, we have initiated a clinical development program for our Accordion Pill platform with the two primary cannabinoids contained in cannabis sativa, which we refer to as AP-Cannabinoids. We are formulating and testing CBD and THC for the treatment of various pain indications. AP-Cannabinoids are designed to extend the absorption phase of CBD and THC, with the goal of more consistent levels for an improved therapeutic effect, which may address several major drawbacks of current methods of treatment, such as short duration of effect, delayed onset, variability of exposure, variability of the administered dose and adverse events that correlate with peak levels. In March 2017, we initiated a Phase I single-center, single-dose, randomized, three-way crossover clinical trial in Israel to compare the safety, tolerability and PK of AP-THC/CBD with Sativex®, an oral buccal spray containing CBD and THC that is commercially available outside of the United States. Initial results demonstrated that the Accordion Pill platform is well suited to safely deliver CBD and THC with significant improvements in exposure compared with Sativex®. In December 2018, we initiated a PK study of AP-THC and the results of the study demonstrate that the custom designed AP delivery system in the AP-THC PK study did not meet our expectations. We are continuing to advance the AP-Cannabinoids clinical development program and we are seeking to launch a PK study with the optimized AP-THC in 2020.

While the ACCORDANCE results were not what we expected, we continue to believe in the potential of the Accordion Pill platform. In December 2018, we reported that we successfully developed an Accordion Pill for a Novartis proprietary compound that met the required in vitro specifications set forth in a feasibility agreement with Novartis. We recently completed the human PK study that was initiated during the first quarter of 2019 and the study demonstrated that the AP met the technical requirements set forth by Novartis. Novartis undertook a full commercial assessment of the program, and to date, has not definitively decided whether they will opt into negotiations for a commercial agreement. As a result, we have determined that will not need the volume of clinical manufacturing to support that program at this time and plan to restructure those dedicated to the Novartis program in order to reduce our burn.

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds and are now initiating the design and construction of this new AP. We aim to have a final construct completed and in-vitro tested by the middle of 2020.

We continue to advance discussions with other potential pharmaceutical partners for the development of new custom-designed APs. We believe the data from our ACCORDANCE trial enhances those discussions as it validates the AP platform and provides long-term safety data.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2018	2019	2018	2019
	(dollars in thousands)		(dollars in thousands)

Research and development expenses, net	$(7,809)	$(8,448)	$(25,089)	$(24,850)
General and administrative expenses	(1,696)	(2,157)	(5,800)	(6,491)
Impairment of long-lived assets	-	(9,759)	-	(9,759)
Operating loss	(9,505)	(20,364)	(30,889)	(41,100)
Financial income (expenses), net	163	14	(5)	157
Loss before income tax	(9,342)	(20,350)	(30,894)	(40,943)
Tax benefit (Income tax)	164	(28)	(46)	(100)
Net loss	$(9,178)	$(20,378)	$(30,940)	$(41,043)

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Research and Development Expenses, Net

Our research and development expenses, net, for the three months ended September 30, 2019 amounted to approximately $8.4 million, an increase of approximately $600,000, or 8%, compared to approximately $7.8 million for the three months ended September 30, 2018. The increase for the three-month period was primarily due to an increase in expenses related to our open label extension study. This increase was offset by a decrease in expenses related to our ACCORDANCE study and a decrease in expenses related to the scale up activities for the commercial scale production capabilities for AP-CD/LD at LTS.

Our research and development expenses, net, for the nine months ended September 30, 2019 amounted to approximately $24.9 million, a decrease of approximately $200,000, or 1%, compared to approximately $25.1 million for the nine months ended September 30, 2018. The decrease for the nine-month period was primarily due to a decrease in expenses related to our ACCORDANCE study. This decrease was offset by an increase in expenses related to the scale up activities for the commercial scale production capabilities for AP-CD/LD at LTS and a decrease in expenses related to our open label extension study.

We expect to continue to incur research and development expenses as we wind down the ACCORDANCE study [and its open-label extension study] and as we further advance the development of our other programs, subject to the availability of additional funding. However, due to the conclusion of the ACCORDANCE study [and its open-label extension], we expect our overall research and development expense to decrease substantially. To the extent our discussions with a potential partner result in a path toward further development of AP-CD/LD, our expenses, cash needs and operating losses may further increase.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2019 amounted to approximately $2.2 million, an increase of approximately $500,000, or 29%, compared to approximately $1.7 million for the three months ended September 30, 2018. Our general and administrative expenses for the nine months ended September 30, 2019 amounted to approximately $6.5 million, an increase of approximately $700,000, or 12%, compared to approximately $5.8 million for the nine months ended September 30, 2018. The increase for the three and nine-month periods was primarily related to the increase in payroll and related expenses mainly due to salary raises and increase in insurance expenses. This increase was offset by a decrease in professional services.

Impairment of Long-Lived Assets

For the three and nine months ended September 30, 2019, we recorded an impairment charge of approximately $9.8 million of our Production Line and Equipment, net, from the liability described in note 4b(2) to the condensed consolidated financial statements, together "AP-CD/LD Assets, net", which represents the excess carrying value compared to the fair value of the AP-CD/LD Assets, net. For more information, see note 4b(3) in our condensed consolidated financial statements for the nine months ended September 30, 2019.

Operating Loss

As a result of the foregoing, for the three months ended September 30, 2019 our operating loss was approximately $20.4 million, an increase of approximately $10.9 million or 115%, compared to our operating loss for the three months ended September 30, 2018 of approximately $9.5 million. For the nine months ended September 30, 2019 our operating loss was approximately $41.1 million, an increase of approximately $10.2 million, or 33%, compared to our operating loss for the nine months ended September 30, 2018 of approximately $30.9 million. The changes in the three and nine-month periods were mainly due to the impairment of our long-lived assets, changes in research and development expenses and general and administrative expenses, as detailed above.

Financial Income (expenses), Net

For the three months ended September 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $44,000 offset by financial expenses from foreign currency exchange expenses in the amount of approximately $28,000 and bank fees. For the three months ended September 30, 2018, we had financial income from interest on cash equivalents in the amount of approximately $254,000 and financial income from change in fair value of marketable securities in the amount of approximately $13,000 offset by financial expenses from foreign currency exchange expenses in the amount of approximately $99,000, and bank fees.

For the nine months ended September 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $326,000 offset by financial expenses from foreign currency exchange expenses in the amount of approximately $156,000 and bank fees. For the nine months ended September 30, 2018, we had financial expenses from foreign currency exchange expenses in the amount of approximately $488,000, financial expenses from change in fair value of marketable securities in the amount of approximately $141,000 and bank fees offset by financial income from interest on cash equivalents in the amount of approximately $641,000.

Income tax

For the three and nine months ended September 30, 2019 and 2018, we have not generated taxable income in Israel. However, for the three months ended September 30, 2019 we incurred tax expenses in our U.S. subsidiary in the amount of $28,000 and for the three months ended September 30, 2018 we incurred tax income in our U.S. subsidiary in the amount of $164,000. For the nine months ended September 30, 2019 and 2018, we incurred tax expenses in our U.S. subsidiary in the amount of $100,000 and $46,000, respectively.

Net Loss

Based on the foregoing, for the three months ended September 30, 2019 our net loss was approximately $20.4 million, an increase of approximately $11.2 million, or 122%, compared to net loss for the three months ended September 30, 2018 of approximately $9.2 million while for the nine months ended September 30, 2019 our net loss was approximately $41.0 million, an increase of approximately $10.1 million, or 33%, compared to our net loss for the nine months ended September 30, 2018 of approximately $30.9 million.

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

As of September 30, 2019, we had cash and cash equivalents and marketable securities of approximately $15.7 million. As of December 31, 2018, we had cash and cash equivalents and marketable securities of approximately $40.6 million.

Net cash used in operating activities was approximately $23.9 million for the nine months ended September 30, 2019 compared with net cash used in operating activities of approximately $30.9 million for the nine months ended September 30, 2018. This decrease resulted from changes in operating assets and liabilities items of approximately $6.5 million and a decrease in the net loss for the period in the amount of $500,000.

We had negative cash flow from investing activities of approximately $2.5 million for the nine months ended September 30, 2019 compared to negative cash flow from investing activities of approximately $5.1 million for the nine months ended September 30, 2018. This decrease resulted from a decrease in purchase of property and equipment in the amount of approximately $1.8 million, an increase in proceeds from the disposal of marketable securities in the amount of approximately $576,000 and a decrease of approximately $135,000 in investment in other assets related to the establishment of the commercial scale production capabilities for AP-CD/LD at LTS.

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $2.2 million, which was provided by funds received from the sale of our ordinary shares under our “at-the-market” equity offering program and proceeds from the exercise of options by employees. Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $35.0 million which was mainly provided by funds received from our April 2018 public offering of ordinary shares.

Current Outlook

In July 2019, we announced that our Phase III clinical trial for AP-CD/LD did not meet its target endpoints. We have completed most of the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward. There is no assurance that we will be successful in entering into a transaction with a partner or that if entered into any such transaction will be on terms favorable to us. We expect that our ongoing activities will result in continuing operating losses for the foreseeable future. We believe that we have adequate cash to fund our ongoing activities into the second quarter of 2020. Our ability to execute our operating plan beyond the second quarter of 2020 is dependent on our ability to obtain additional capital principally through entering into a collaborations, strategic alliances, or license agreements with a third party and/or raising capital from the public and/or private investors and/or institutional investors. The negative outcome of the Phase III clinical trial that was announced on July 22, 2019 and uncertainty regarding our development programs is expected to adversely affect our ability to obtain funding and there is no assurance that we will be successful in obtaining the level of financing needed for our activities. We have taken measures to reduce our costs, including reducing headcount, and are continuingly evaluating additional measures to reduce costs to preserve existing capital. If we are unsuccessful in securing sufficient financing, we may need to scale back our administrative and clinical development activities and may be required to cease our operations entirely. As a result, there is substantial doubt about our ability to continue as a going concern. For more information, see note 1a(2) in our condensed consolidated financial statements for the nine months ended September 30, 2019.

On March 1, 2019, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may sell from time to time, at our option, up to $75.0 million of our ordinary shares through an “at-the-market” equity offering program under which Cowen will act as sales agent. The issuance and sale of ordinary shares by us under the program will be made pursuant to our effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-230016) filed with the SEC on March 1, 2019, and declared effective on March 28, 2019. During the nine months ended September 30, 2019, we sold an aggregate of 1,716,679 of ordinary shares at an average price of $1.21 per ordinary share for net proceeds of approximately $2.0 million under the offering program.

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

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  With the exception of the change for the accounting of leases as a result of the adoption of ASC Topic 842 on January 1, 2019 and the evaluation of long-lived assets for impairment, as further described below, which requires the use of estimates and judgment, there have been no material changes to those policies during the nine months ended September 30, 2019.

Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of our long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

As of September 30, 2019, we incurred an asset impairment of approximately $9.8 million as a result of the top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s which did not meet its target endpoints. The impairment charge was the result of both internal and external factors and the fair value was determined using the discounted cash flow method (level 3) which utilized significant estimates and assumptions surrounding the amount and timing of the projected net cash flows, which includes the probability of out-licensing the AP-CD/LD program to a third-party, the probability of obtaining FDA approval, the expected impact of competition, the discount rate, which seeks to reflect the various risks inherent in the projected cash flows and the tax rate.

We believe the assumptions used in our impairment assessment are reasonable, any changes in the actual market conditions versus the assumptions used in the model could result in a change in estimated future cash flows, which may result in an additional impairment charge on AP-CD/LD Assets, net, in the future.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2019 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Association of Intec Pharma Ltd., as amended (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.1*	Sales Agreement between Intec Pharma Ltd. and Cowen and Company, LLC dated March 1, 2019

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intec Pharma Ltd.

Date: November 12, 2019	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Date: November 12, 2019		Chief Executive Officer and Vice Chairman (Principal Executive Officer)
	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)