Form 10-K
period 2019-12-31
Intec Pharma Ltd.
filed 2020-03-13
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37521

INTEC PHARMA LTD.

(Exact name of Registrant as specified in its Charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Hartom Street Har Hotzvim, Jerusalem	9777512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972-2-586-4657

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, no par value	NTEC	The Nasdaq Capital Market
(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on the Nasdaq Capital Market on June 30, 2019, was $121,348,153.

The number of shares of Registrant’s ordinary shares outstanding as of February 29, 2020: 52,973,580.

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

In this Annual Report, “NIS” means New Israeli Shekel, and “$,” “US$” and “U.S. dollars” mean United States dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies, plans and prospects. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements may be included in, among other things, various filings made by us with the Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below:

●	we are a clinical stage biopharmaceutical company with a history of operating losses, are not currently profitable, do not expect to become profitable in the near future and may never become profitable;

●	our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern;

●	our ability to obtain additional financing;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our ability to enter into collaborative, licensing, and other commercial relationships and on terms commercially reasonable to us;

●	we face continuous technological change, and developments by competitors may render our products or technologies obsolete or non-competitive. If our new or existing product candidates are rendered obsolete or non-competitive, our marketing and sales will suffer and we may never be profitable;

●	we license our core technology on an exclusive basis from Yissum (Hebrew University), and we could lose our rights to this license if a dispute with Yissum arises or if we fail to comply with the financial and other terms of the license;

●	if we fail to adequately protect, enforce or secure rights to the patents which were licensed to us or any patents we may own in the future, the value of our intellectual property rights would diminish and our business and competitive position would suffer;

●	our product candidates are at various stages of preclinical and clinical development and may never be commercialized;

●	we cannot be certain that the results of any future clinical trial, even if all endpoints are met, will support regulatory approval of any of our product candidates for any indication;

●	our product candidates are subject to extensive regulation and are at various stages of regulatory development and may never obtain regulatory approval;

●	we are subject to anti-kickback laws and regulations. Our failure to comply with these laws and regulations could have adverse consequences to us;

●	potential political, economic and military instability in the State of Israel, where some of our senior management, our head executive office, research and development, and manufacturing facilities are located, may adversely affect our results of operations; and

●	our ability to remain listed on the Nasdaq Capital Market.

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

Public health epidemics or outbreaks could adversely impact our business. In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could adversely impact our operations and workforce which in turn could have an adverse impact on our business and financial results.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date hereof and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law. In evaluating forward-looking statements, you should consider these risks and uncertainties and not place undue reliance on our forward-looking statements.

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

In connection with our initial public offering in the U.S. in August 2015, we raised gross proceeds of approximately $34.0 million before deducting underwriting discounts and commissions and other offering expenses and since then we have raised approximately $104 million in gross proceeds in public offerings in the U.S.

Effective January 1, 2019, we ceased reporting as a “foreign private issuer” as defined in Rule 3b-4 of the Exchange Act, and became subject to the rules and regulations under the Securities Exchange Act of 1934, as amended, or Exchange Act, applicable to U.S. domestic issuers. As a result, we have been filing an Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2018. Our annual reports for prior years were filed on Form 20-F.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs based on our proprietary Accordion Pill platform technology, which we refer to as the Accordion Pill. Our Accordion Pill is an oral drug delivery system that is designed to improve the efficacy and safety of existing drugs and drugs in development by utilizing an efficient gastric retention, or GR, and specific release mechanism. Our product pipeline currently includes several product candidates in various stages of development. Our leading product candidate, Accordion Pill Carbidopa/Levodopa, or AP-CD/LD, is being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients.

In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. While AP-CD/LD provided treatment for Parkinson’s disease symptoms, it did not demonstrate statistically superiority over immediate release CD/LD on the primary endpoint of OFF time reduction under the conditions established in the protocol. Treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. From our review of the data, we have observed a meaningful reduction in OFF time in certain subsets of patients. We have completed the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward.

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

We have invested in the commercial scale manufacture of AP-CD/LD, for which we are in partnership with LTS Lohmann Therapie-Systeme AG, or LTS. In December 2018, the large commercial scale production line, or the Production Line, was delivered to LTS in Andernach, Germany and recently we completed the qualification studies for the commercial scale manufacture of the Accordion Pill and we have initiated the validation and stability studies which are expected to serve as the clinical material for the next Phase 3 clinical trial plan.

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

While the ACCORDANCE results were not what we expected, we continue to believe in the potential of the Accordion Pill platform. In December 2018, we reported that we successfully developed an Accordion Pill for a Novartis proprietary compound that met the required in vitro specifications set forth in a feasibility agreement with Novartis. We recently completed the human PK study that was initiated during the first quarter of 2019 and the study demonstrated that the AP met the technical requirements set forth by Novartis. In December 2019, Novartis, following an internal and revised commercial strategic assessment, advised us that this program no longer meets Novartis’ mid to long-term strategic goals. Novartis paid Intec Pharma $1.5 million on conclusion of the program. We restructured our clinical manufacturing planned to support this program in order to reduce costs. We are looking to identify additional compounds in the Novartis portfolio that can benefit from the unique characteristics of the AP platform.

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds that met the required in vitro specifications. We aim to initiate an in-vivo study by the middle of 2020.

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

Our anticipated ability to submit NDAs pursuant to Section 505(b)(2) for our existing pipeline and future products increases the likelihood of accelerating the time to commercialization of our products and decreasing costs when compared to those typically associated with new chemical entities, or NCEs.

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

Our Product Pipeline

Our product pipeline currently includes several product candidates in various stages of development.

Our leading product candidate, AP-CD/LD, is being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients. In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. While AP-CD/LD provided treatment for Parkinson’s disease symptoms, it did not demonstrate statistically superiority over immediate release CD/LD on the primary endpoint of OFF time reduction under the conditions established in the protocol. Treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. From our review of the data, we have observed a meaningful reduction in OFF time in certain subsets of patients. We have completed the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward.

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

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds that met the required in vitro specifications. We aim to initiate an in-vivo study by the middle of 2020.

Our Business Strategy

We plan to leverage our Accordion Pill technology platform to become a leading specialty pharmaceutical company focused on developing, manufacturing and commercializing improved proprietary versions of approved and development stage drugs for the treatment of various diseases.

We intend to continue to develop our existing product candidates while reviewing other drug candidates that may also benefit from our platform technology. We seek to create global partnerships to assist us in the development and marketing of our products and may also independently commercialize certain products in the U.S., depending on cash resources available to us at the time. We believe that our approach will allow us to continue to advance our current product candidates and should allow us to avoid dependency on a small number of drugs.

Using this approach, we have advanced our product candidates into various stages of development. Specific elements of our current strategy include the following:

●	Continue to advance our current pipeline by developing or co-developing improved versions of drugs with reduced side effects and that enhance the efficacy of existing drugs. We expect that our products will potentially offer significant advantages over the original versions of the drugs. We are advancing both our co-development program with Merck and our in-house AP-Cannabinoids clinical development program while seeking to partner AP-CD/LD for the treatment of advanced Parkinson’s disease.

●	Seek attractive partnership opportunities. With respect to AP-CD/LD, while the ACCORDANCE results were not what we expected, we continue to believe in the potential of the Accordion Pill platform and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward. We believe that our business development efforts are significantly enhanced by our large safety database, ACCORDANCE results that validate the platform, our ability to build customized Accordion Pills that meet specified PK parameters and our large scale commercial manufacturing capabilities. More generally, we believe that our Accordion Pill technology can be applied to many drugs that have already been approved by the FDA, as well as developmental stage drugs. We believe that the proprietary rights provided by our Accordion Pill technology, together with the clinical and compliance benefits, will be attractive to potential partners. We are seeking to build a portfolio of commercially attractive partnerships in a blend of co-developments and licenses. Where possible, we are seeking partnerships that allow us to participate significantly in the commercial success of each of the drugs. We are looking to partner with the owners of rights to patented drugs in order to develop Accordion Pill versions of those drugs, and we may seek strategic partners to market our Accordion Pill products worldwide. We may also seek arrangements with third parties to assist in the development and commercialization of our products. These arrangements will allow us to share the high development cost, minimize the risk of failure and benefit from our partners’ marketing capabilities, while also enabling us to treat a more significant number of patients.

●	Utilize the 505(b)(2) regulatory pathway to leverage extensive existing clinical and regulatory experience with the original drugs and bring our improved versions of these drugs to market more quickly. An NDA submitted under Section 505(b)(2) of the FDCA may be permitted to reference FDA’s prior conclusions regarding the safety and effectiveness of that previously approved drug, or rely in part on data in the public domain. This may expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate to submit an NDA. As the FDA has previously agreed that our lead product, AP-CD/LD, would likely be eligible to file under Section 505(b)(2), assuming the successful completion of the ACCORDANCE study, we believe that there is a strong likelihood that our future products would similarly qualify. The factors related to this qualification are expected to reduce the time and costs associated with clinical trials when compared to a traditional NDA for an NCE. We also believe the strategy of targeting drugs with proven safety and efficacy provides a better prospect of clinical success of our proprietary development portfolio as compared to de novo drug development. We estimate that the average time to market and cost of clinical trials for our products could be less than that required to develop a new drug.

●	Use our expertise with our platform technology to evaluate drug development and commercialization opportunities. We continuously seek attractive product candidates to develop and commercialize. We intend to focus on product candidates that we believe would be synergistic with our Accordion Pill technology. We intend to use our expertise in our technology and our pharmacological expertise to grow our product candidate portfolio.

●	Develop products that target significant commercial opportunities. Our existing product candidates are intended to target diseases that have major global markets. Our intent is to continue to develop or co-develop products that present significant market opportunities by leveraging our Accordion Pill technology.

●	Maintain a prominent intellectual property position. We believe our licensed and proprietary patents and patent applications provide and will provide broad and comprehensive coverage for the use of our Accordion Pill technology for the treatment of certain diseases, focusing on BCS Class II/IV and NAW drugs, or drugs where longer retention in the upper GI tract could improve efficacy and absorption and reduce side effects. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that we believe are important to the development of our business. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position. We have submitted and intend to continue to submit patent applications for various Accordion Pill and drug combinations that we develop.

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

Our Solution — AP-CD/LD

AP-CD/LD, our lead product candidate, is in development for the treatment of Parkinson’s disease symptoms. AP-CD/LD is an Accordion Pill that contains the generic drugs Carbidopa and Levodopa, which are currently approved for the treatment of Parkinson’s disease symptoms. We have successfully completed a Phase II clinical trial, and the FDA has permitted us to initiate a Phase III clinical trial of AP-CD/LD which was completed and its top-line results were announced in July 2019.

AP-CD/LD – Clinical Trials

Phase III ACCORDANCE Study

The Phase III ACCORDANCE clinical trial of AP-CD/LD was a multi-center, global, randomized, double-blind, double-dummy, active-controlled, parallel-group study in adult subjects with advanced PD. The study was evaluating the safety and efficacy of AP-CD/LD compared with immediate release CD/LD (IR-CD/LD; Sinemet) as a treatment for the symptoms of PD.

The study enrolled a total of 462 patients into the Sinemet titration period. After the multiple titration and optimization steps, 320 patients were then randomized into the 13-week double-blinded portion of the study. The study was conducted at approximately 90 clinical sites throughout the U.S., Europe and Israel.

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

Prior to the 13-week randomized portion of the study, the ACCORDANCE study had two open label periods of 6 weeks each during which all patients in these open label periods were first stabilized and optimized on the active comparator, Sinemet, and then on AP-CD/LD. All patients who completed the 13-week randomized period were eligible to continue in an Open Label Extension study, or the OLE study, in which they received treatment with AP-CD/LD for up to an additional 12 months.

The following is an illustration of the study design:

The primary efficacy endpoint of the study was the change from baseline to endpoint in the percentage of daily off time during waking hours based on Hauser home diaries. The study was 90% powered to be statistically significant for a one-hour difference in off time between Sinemet and AP-CD/LD.

Secondary endpoints included change from baseline to endpoint in “on time” without troublesome dyskinesia during waking hours, CGI-I at endpoint as recorded by physician and patient and change from baseline through endpoint in the Unified Parkinson’s Disease Rating Scale (UPDRS) Score parts 2 and 3.

In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not achieve its primary objective. The ACCORDANCE study featured two open-label titration steps where patients were first optimized on immediate release CD/LD, and then optimized on the AP-CD/LD formulation. Patients entered the study with an average OFF time of 6.0 hours per 16-hour day. After the initial open-label titration, the average OFF time was reduced to 5.02 hours. Double blinded treatment for 13 weeks with either immediate release or AP CD/LD led to further improvements in OFF time, with the final OFF time for the IR treated group at 4.76 hours and the OFF time for the AP group at 4.53 hours. Therefore, while AP-CD/LD provided treatment for Parkinson’s disease symptoms comparable to the immediate release preparation, it did not achieve the primary objective of demonstrating statistically superiority over immediate release CD/LD under the conditions established in the protocol.

The following figure displays the average hours of “off” time of the AP-CD/LD treated group and the IR treated group:

From our review of the data, we observed a meaningful reduction in OFF time in certain subsets of patients and from a safety perspective, treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. We believe that both dosing was suboptimal and titration targets in the protocol were suboptimal.

The following figures display the post hoc analysis of a subset of patients that did not require the maximal AP dose of 1500 mg LD and who received 1.6 to 2.0 dose ratio of AP LD to IR LD.

We have completed the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward.

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

Phase I Clinical Trials

We conducted five Phase I clinical trials - four to assess the PK profile of Levodopa when administered in several formulations and one to measure the GR time of our Accordion Pill without an active ingredient.

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

The fourth PK trial was conducted in order to determine the performance of the to-be-marketed formulation of AP-CD/LD when dosed three time per day (t.i.d). The objective of this open-label, crossover PK study was to compare the plasma levodopa variability in 12 Parkinson’s disease patients treated with standard levodopa therapy and with AP-CD/LD 50/500 mg t.i.d. On day one, all participants received 1.5 tablets of standard Sinemet 25/100 mg five times at approximately three-hour intervals. Plasma was collected for PK determination at 30-minute intervals for 16 hours in the clinic. This period provided the reference PK profile for Sinemet. On days two through seven, PD patients were treated at home with AP-CD/LD 50/500 mg capsules dosed t.i.d., at approximately five-hour intervals. On day eight, participants returned to the clinic and PK assessments were repeated as described above. The primary outcome measure in this study was the fluctuation index [(Cmax-Cmin)/Cavg] in plasma levodopa concentration at steady state (between hours four and 16.) The key secondary endpoint was the levodopa coefficient of variation. AP-CD/LD 50/500 mg t.i.d. met its primary endpoint demonstrating significantly less variability than standard oral CD/LD when dosed 5x/ day in the levodopa fluctuation index (p<0.005) (see the table below). These results were supported by the findings of significant outcomes on each of the pre-specified sensitivity analyses. Similar results were observed for the key secondary endpoint of coefficient of variation of plasma levodopa levels (p<0.047). AP-CD/LD was very well tolerated with no reported adverse events.

	Primary Endpoint: Levodopa Fluctuation Index at Steady State (4-16 Hours)
Treatment/ Difference	Mean Value	95% Confidence Interval	p-Value
Sinemet (IR-CD/LD)	2.22	1.82 – 2.62	--
Accordion AP-CD/LD	1.59	1.23 – 1.95	--
Difference	0.63	0.24 – 1.03	0.005

The GR Phase I clinical trial was an MRI study conducted with 17 Parkinson’s patients to measure the GR time of the Accordion Pill without an active pharmaceutical ingredient. This trial was a non-randomized open trial comparison of a few formulations. The results indicated that GR of over 13 hours can be achieved in these patients using all three formulations.

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

In the Phase III clinical trial, treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study.

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

In August 2017, we announced the results of a Phase I clinical trial that compared the safety, tolerability and PK of AP-THC/CBD with Sativex®. This Phase I trial is a single-center, single-dose, randomized, three-way crossover study in Israel to compare the safety, tolerability and PK of two formulations of AP-CBD/THC with Buccal Sativex® in 21 normal healthy volunteers. The results showed that patients in the Accordion Pill CBD/THC arm demonstrated significant improvements in exposure to CBD (290% to 330%) and THC (25% to 50%) compared with Sativex®. The median time to peak concentration was 2-3 times longer than Sativex and absorption was significantly higher. Additionally, the formation of THC metabolites was meaningfully reduced, and the drug had a good safety profile and was well-tolerated with no serious adverse events reported. Sativex® is a commercially available oral buccal spray containing CBD and THC. Following the Phase 1 clinical trial, we evaluated the program and decided as a next step to develop two new Accordion Pills containing only the individual cannabinoid components, namely CBD and THC. In December 2018, we initiated a PK study of AP-THC. The study was a single-center, single-dose, randomized, open-label three-way crossover study to investigate the PK, safety and tolerability of AP-THC in up to 18 normal healthy volunteers and the results of the study demonstrated that the custom designed AP delivery system in the AP-THC PK study did not meet our expectations. We are continuing to advance the AP-Cannabinoids clinical development program and we are seeking to launch a PK study with the optimized AP-THC in 2020.

In January 2018, we also entered into a feasibility and option agreement with Novartis Pharmaceutical to explore using the Accordion Pill platform for a proprietary Novartis compound. Following potentially successful feasibility studies, including a Phase I PK study, Novartis has the option to enter into negotiations with respect to a potential licensing agreement for employing Intec Pharma Accordion Pill technology. In December 2018, we reported that we successfully developed an Accordion Pill for the Novartis proprietary compound that met the required in vitro specifications set forth in a feasibility and option agreement with Novartis. On December 11, 2019, we announced the termination of the Feasibility and Option agreement with Novartis for the development of a custom-designed Accordion Pill® (AP) for a proprietary Novartis compound, despite the AP having met the technical and PK clinical specifications set forth by Novartis. Novartis, following an internal and revised commercial strategic assessment, advised us that this program no longer meets Novartis’ mid to long-term strategic goals. Novartis paid us $1.5 million USD on conclusion of the program.

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds that met the required in vitro specifications. We aim to initiate an in-vivo study by mid-2020.

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

Manufacturing

Our production and packaging facility is located in Har Hotzvim, in Jerusalem, Israel, in the same building as our offices. This production and packaging facility was granted the Certificate of GMP Compliance of Manufacturer from the Israeli Ministry of Health in August 2018. This certificate applies in Israel, as well as in the EU, in accordance with the Conformity Assessment and Acceptance of Industrial Products (CAA) agreement between the EU and Israel. The certificate is valid until August 2021.

Our fully automated assembly line enables us to manufacture approximately two to three million capsules annually. With respect to any future commercialization of the AP-CD/LD, we have decided to rely on a third-party manufacturer. Establishing a manufacturing facility to produce commercial quantities of our products will require a substantial investment by any party intending to manufacture our products.

In March 2018, we entered into a Term Sheet for Manufacturing Services with LTS, for the commercial manufacture of AP-CD/LD, which was subsequently superseded in December 2018 by a Process Development Agreement. Under the agreement, LTS will exclusively manufacture and supply us with AP-CD/LD capsules using our proprietary Accordion Pill production technology in LTS’ manufacturing facility in Andernach, Germany subject to the execution and terms of a manufacturing and supply agreement to be negotiated and entered into between us and LTS. The large-scale automated production line for manufacturing AP-CD/LD capsules, or the Production Line, will be owned by us with LTS operating and maintaining the Production Line and owning the other production equipment for AP-CD/LD. Under the agreement, we are responsible for compensating LTS for certain development activities and we agreed to bear the costs incurred by LTS to acquire the other production equipment for AP-CD/LD, or Production Equipment, which amounted to approximately $6.8 million and was fully paid as of December 31, 2019; however, such amount is required under the agreement to be later reimbursed to us by LTS in the form of a reduction in the purchase price of the AP-CD/LD capsules. In addition, upon our decision to not continue with the project or commercialization of the product, LTS has the right to (i) purchase the Production Equipment from us in which case LTS is required to pay to us the share of the cost of the Production Equipment paid by us less up to two million Euros for upgrade costs of LTS’s facility invested by LTS or (ii) transfer such Production Equipment to us in which case we are required to pay LTS up to two million Euros for upgrade costs of LTS’s facility invested by LTS. The agreement shall continue in force unless earlier terminated or upon the termination of any future manufacturing agreement. The agreement contains several termination rights which are expected to be included in a definitive manufacturing and supply agreement, including, among others, in the cases of bankruptcy, breach by either party, change of control of either of the parties, or the sale or licensing by us of the Accordion Pill to a third party.

In December 2018, the Production Line was delivered to LTS in Andernach, Germany. In October 2019, we completed the qualification studies for the commercial scale manufacture of the Accordion Pill, and initiated the validation and stability studies which are expected to serve as the clinical material for the next Phase 3 clinical trial plan.

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

The FDA will likely condition granting any marketing and manufacturing approval, if any, on a satisfactory on-site inspection of our manufacturing facilities. See “Item 1A. Risk Factors — Risks Related to the Clinical Development, Manufacturing and Regulatory Approval of Our Product Candidates — Our product candidates are manufactured through a compounding, film casting and assembly process, and if we or one of our materials suppliers encounters problems manufacturing our products or raw materials, our business could suffer.”

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

Assertio Therapeutics, Inc. (formerly known as Depomed Inc.) has several products on the market based on its GR technology. Several companies have reported research projects related to systems designed for GR including Teva Pharmaceutical Industries, Avadel Pharmaceuticals, Lyndra Therapeutics, Merrion Pharmaceuticals, Sun Pharma and others, all of which develop products delivered orally that are designed for GR. We are not aware of any approved drug delivery system currently on the market that is similar to the Accordion Pill.

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

We believe our direct competition will include other technologies designed to address the need for more stable Levodopa levels. Our initial approach with the AP-CD/LD program did not meet a statistically significant endpoint against Sinemet, a combination of Levodopa and Carbidopa, which is sold by Merck, as well as generic Sinemet, which is sold by various generic manufacturers. Further clinical work will be required to develop the AP-CD/LD if it is going to be competitive against existing treatments for Parkinson’s. We are seeking a partner to undertake this clinical work. In addition, other technologies and drug delivery systems designed to address the Levodopa blood concentration problem currently exist. To our knowledge, based on publicly-filed documents, press releases and published studies, we believe the companies described below would be the primary competition with respect to AP-CD/LD.

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

NeuroDerm Ltd., which was acquired by Mitsubishi Tanabe Pharma Corporation in October 2017, has the following subcutaneous product candidates, ND0612H and ND0612L for the treatment of patients suffering from Parkinson’s disease. These product candidates have completed Phase II clinical trials. In August 2019, the company announced that it was advancing ND0612 into a Phase III trial.

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

Reimbursement

We face uncertainties over the pricing of pharmaceutical products. Sales of our product candidates will depend, in part, on the extent to which the costs of our product candidates will be covered by third-party payors, such as federal health programs, commercial insurance and managed care organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, foreign governments and third-party payors have shown significant interest in implementing cost-containment programs, including price controls, pricing transparency disclosure obligations, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover any of our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our product candidates on a profitable basis.

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

In the fourth quarter of 2018, the Trump Administration announced initiatives that it asserted are intended to result in purportedly lower drug prices. The first initiative, announced on October 15, 2018, involved the plan for a new federal regulation that would require pharmaceutical manufacturers to disclose the list prices of their respective prescription drugs in their television advertisements for their products if the list price is greater than $35. With respect to the second initiative, on October 25, 2018, the CMS gave Advance Notice of Proposed Rulemaking to propose the implementation of an “International Pricing Index” model for Medicare Part B drugs and biologicals (single source drugs, biologicals, and biosimilars). Public comments were due on December 31, 2018 with a proposed rule theoretically being offered as early as spring 2019 with target implementation of a 5-year pilot program beginning in spring 2020 and ending in spring 2025. During the theoretical pilot program, which it is expected will focus on very expensive drugs reimbursed by the Medicare Part B program, CMS would monitor and evaluate the impact of the model on beneficiary access to drugs, program costs, and the quality of care for beneficiaries. Despite extensive media coverage of the roll out of this announcement as well as the announcement by the Democratic majority in the U.S. House of Representatives of alternative legislative proposals, no specific rule has been forthcoming during the intervening time since the original announcement in 2018.

Various states, such as California, have also taken steps to consider and enact laws or regulations that are intended to increase the visibility of the pricing of pharmaceutical products with the goal of reducing the prices at which we are able to sell our products. Because these various actual and proposed legislative changes are intended to operate on a state-by-state level rather than a national one, we cannot predict what the full effect of these legislative activities may be on our business in the future. This Trump Administration initiative has been withdrawn for now.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future activities with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are subject to healthcare regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state healthcare laws and regulations include the following:

●	The federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good, item, facility or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

●	The federal Anti-Inducement Act which prohibits persons from offering remuneration to beneficiaries to induce them to use a particular item or service payable in whole or in part by Medicare or Medicaid.

●	The Ethics in Patient Referrals Act of 1989, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services (including outpatient drugs) reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary.

●	The federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

●	Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

●	A PPACA provision, generally referred to as the Physician Payments Sunshine Act or Open Payments Program, imposes reporting requirements for applicable drug and device manufacturers of covered products with regard to payments or other transfers of value made to physicians and teaching hospitals, and certain investment/ownership interests held by physicians and their immediate family members in the reporting entity. These disclosures are publicly disclosed by the Centers for Medicare & Medicaid Services, or CMS.

●	In the European Union, the General Data Protection Regulation, or GDPR, —Regulation EU 2016/679— was adopted in May 2016 and became applicable on May 25, 2018, or GDPR. The GDPR further harmonizes data protection requirements across the European Union member states by establishing new and expanded operational requirements for entities that collect, process or use personal data generated in the European Union, including consent requirements for disclosing the way personal information will be used, information retention requirements, and notification requirements in the event of a data breach.

●	The California Consumer Privacy Act of 2018, or CCPA, effective as of January 1, 2020, that gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

●	In addition, failure to comply with the Israeli Privacy Protection Law 1981, and its regulations as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions.

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

Patents

As of January 29, 2020, we own or exclusively license six families of patents to use within our field of business (families IN-1, IN-3, IN-7, IN-11, IN-21 and IN-23). Four of the patent families (IN-1, IN-3, IN-7 and IN-11) have granted patents registered in various countries, as detailed below. With the exception of the first family of patents (IN-1) four families (IN-3, IN-7, IN-11 and IN-23) have active pending application under examination. The sixth patent family (IN-23) currently comprises of recently filed pending provisional US patent application, dated January 2, 2020. The deadline for filing priority PCT or national applications is January 2, 2021. Our patents and patent applications generally relate to gastroretentive drug delivery devices for oral intake, the integration of the drugs into our delivery devices and their production, and our patents and any patents that issue from our pending patent applications are expected to expire at various dates between 2020 and 2041. We also rely on trade secrets to protect certain aspects of our technology. The following discussion describes certain patents/patent applications which we consider to be our material patents and patent applications.

IN-1 and Yissum License Agreement

The patent family, IN-1, that we exclusively license from Yissum (i.e., Gastroretentive Controlled Release Pharmaceutical Dosage Forms) pursuant to the license agreement described below, or the License Agreement covers gastroretentive system/device for controlled release of an active ingredient in the GI tract. This patent does not cover the implementation of the accordion technology with respect to any particular drug or in a manner that is readily manufactured commercially, but it broadly covers folded gastroretentive forms, and forms the basis for the accordion technology in its most basic form. The system is intended mainly for drugs with NAW, drugs that act locally in the digestive system and drugs whose active receptors are in the upper part of the GI tract. The system is intended for clinical use in humans and in animals. The patent is issued in the United States, Israel, Japan, Australia, Canada, South Africa, the United Kingdom and six other European countries, and expires in November 2020.

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

IN-3

An additional patent family (i.e., Method and Apparatus for Forming Delivery Devices for Oral Intake of an Agent), which we refer to as IN-3, covers various methods for making and folding the gastroretentive drug delivery system, and for folding it in an accordion configuration allowing its integration into an ordinary oral capsule, which are suitable for commercial manufacturing in mass quantities. The IN-3 family patents, will expire in 2027, except for the first United States patent of this family, which will expire in 2028. We consider our proprietary process for folding and cutting the films forming the drug delivery system for integration in an accordion-like configuration into an ordinary oral capsule to be material to our business. We have five granted patents in the U.S. and an additional pending patent application in connection with IN-3, as well as granted patents in Israel (four patents), Europe (two granted patents validated in more than 15 countries and a pending divisional application), Canada and Japan. Importantly, the second IN-3 patents granted in the U.S. and in Europe cover a specific embodiment of the Accordion Pill, particularly suitable for insoluble or poorly soluble drugs. Similar divisional applications have been filed in other countries and patents for these have already been granted in Israel and Japan.

IN-7

An additional patent family (for “frameless” Accordion Pill, specifically but not limited to Levodopa as the active drug) that we consider material to our business is referred to as IN-7. The accordion technology covered by our other patents may sometimes need to be specifically adapted for a given drug that might benefit from prolonged gastroretentive release. Thus, the layered structure of an Accordion Pill may be varied and specially designed by reference to factors that are unique to any given drug and indication, such as the quantity of active ingredient desired to be released, the length of time over which the active drug is released, the relative solubility of a particular drug molecule, and other factors. IN-7 patents/patent applications relate to a special Accordion Pill, which is “frameless”, and is suitable for carrying various active drugs, including but not limited to Levodopa, optionally in combination with Carbidopa. The IN-7 patent family relates to the Accordion Pill dosage form, the main feature of which is the uniform inner drug-containing layer, which allows for, but does not require, high load of the drug, while maintaining the requisite structural or mechanical strength of the Accordion Pill. This patent family includes patents/patent applications filed in the United States, the European Patent Office, Japan and several other countries in April 2009. We have four granted U.S. patents for an Accordion Pill with specific claims to Carbidopa/Levodopa as the active ingredient(s) (IN-7), which will be in force until April 17, 2029, and have been granted IN-7 patents in China, Japan, Hong Kong, Canada, Europe, (validated in over 30 countries), Israel, South Africa and South Korea. Application in Europe (divisional) and in India are pending.

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

IN-21

This patent family is directed to Accordion Pill comprising cannabinoid/s as active drugs (including THC and CBD, separately or in combination) and currently includes pending patent applications in 21 jurisdictions, including the US, EPO, Israel, China, Republic of Korea, Canada, India, Japan, Australia, New Zealand, Russia, Brazil, Mexico and others. Patents to be granted on these applications will expire in 2037.

IN-23

This patent family is directed to a novel Accordion Pill, with a new platform for delivering active pharmaceutical agents.

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

Trademarks

We rely on trade names, trademarks and service marks to protect our name brands. Our trademark/service mark ACCORDION PILL is registered in Israel in Classes 5, 40 and 42. The ACCORDION PILL trademark/service mark is also registered in the United States and in the UK.

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

Insurance

We maintain directors’ and officers’ liability insurance with a coverage limit of $20.0 million for the benefit of our office holders and directors. Such directors’ and officers’ liability insurance contains certain standard exclusions.

We also maintain insurance for our premises for a maximum of NIS 40.0 million, including coverage of equipment and lease improvements against risk of loss (fire, natural hazard and allied perils, excluding damage from theft - hereinafter “named perils”) and business interruption insurance coverage caused by named perils out of which up to NIS 24.0 million for fixed cost. In addition, we maintain the following insurance: employer liability with coverage of NIS 20.0 million and third-party liability with coverage of NIS 20.0 million.

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

Research Grants

Grants under the Israeli Innovation Law

Under the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984, and the regulations, guidelines, rules, procedures and benefit tracks thereunder, or the Innovation Law, research and development programs that meet specified criteria and are approved by a committee of the IIA are eligible for grants. The grants awarded are typically up to 50% of the project’s expenditures, as determined by the IIA committee and subject to the benefit track under which the grant was awarded. A company that receives a grant from the IIA, or a Participating Company, is typically required to pay royalties to the IIA on income generated from products incorporating know-how developed using such grants (including income derived from services associated with such products), until 100% of the U.S. dollars-linked grant plus annual LIBOR interest (or any other interest rate that the IIA may choose to apply in the future) is repaid. The rate of royalties to be paid may vary between different benefits tracks, as shall be determined by the IIA. Under the regular benefits tracks the rate of royalties varies between 3% to 5% of the income generated from the IIA-supported products. The obligation to pay royalties is contingent on actual income generated from such products and services. In the absence of such income, no payment of such royalties is required.

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

From January 1, 2009 through December 31, 2019, we received from IIA approximately NIS 42.3 million (approximately $11.3 million). We did not apply for any grants from the IIA for the years ended December 31, 2019, 2018 and 2017. For more information see note 6c in our consolidated financial statements for the year ended December 31, 2019.

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

Employees

As of December 31, 2019, we had 49 employees, 38 of whom are full-time employees, five of whom were employed in management, eight of whom were employed in finance and administration, 29 of whom were employed in research and development and operations, one of whom were employed in clinical trials and regulatory affairs and 6 of whom were employed in quality assurance. As of December 31, 2019, all of these employees are located in Israel or the United States, where our U.S. subsidiary employs four employees.

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

We are a clinical stage biopharmaceutical company that was incorporated in 2000. Since our incorporation, we have primarily focused our efforts on research and development and clinical trials. We are not profitable and have incurred losses since inception, principally as a result of research and development, clinical trials and general administrative expenses in support of our operations. We have not generated any revenue, expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to incur significant operating and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future if we:

●	initiate, either alone or with a partner, further clinical trials for our current and any new product candidates;

●	prepare new drug applications, or NDAs, for our product candidates, assuming that the clinical trial data support an NDA;

●	seek regulatory approvals for our current product candidates, or future product candidates, if any;

●	implement internal systems and infrastructure;

●	seek to in-license additional technologies for development, if any;

●	hire additional management and other personnel; and

●	move towards commercialization of our product candidates and future product candidates, if any.

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

For the years ended December 31, 2018 and 2019, we had net losses of $43.5 million and $47.6 million, respectively, and we expect such losses to continue for the foreseeable future. As a result, we will ultimately need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. If our product candidates do not advance to further clinical trials, fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Our failure to achieve or maintain profitability, or substantial delays in achieving profitability, could negatively impact the value of our ordinary shares and our ability to raise additional financing. A substantial decline in the value of our ordinary shares would also affect the price at which we could sell shares to secure future funding, which could dilute the ownership interest of current shareholders.

Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the negative outcome of the ACCORDANCE study, the discontinuation of the Novartis program, and the general uncertainty regarding our development programs and the risks and uncertainties encountered by an early-stage company in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of our products are uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits. As a result, our 2019 annual consolidated financial statements note that there is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm has issued its report on our consolidated financial statements for the year ended December 31, 2019 and included an explanatory paragraph stating that the Company has suffered recurring losses from operations and negative cash outflows from operating activities. As a result, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, the FDA, or other regulatory authorities approve, and we successfully commercialize, our product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations, such as submissions of applications for grants from private funds, license agreements with third parties and raising capital from the public and/or private investors and/or institutional investors. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. The perception that we might be unable to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our ordinary shares.

We will need substantial, additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise substantial, additional capital to complete the research and development of all of our product candidates and for working capital and for general corporate purposes. In addition, we may choose to expand our current research and development focus, or other clinical operations. The negative outcome of the ACCORDANCE study, the discontinuation of the Novartis program, and the general uncertainty regarding our development programs has adversely affected our ability to obtain funding and there is no assurance that we will be successful in obtaining the level of financing needed for our activities. As of December 31, 2019, we had cash and cash equivalents of $9.3 million and marketable securities of $770,000.

On December 2, 2019, we entered into an ordinary shares purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, an Illinois limited liability company, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our ordinary shares over the 30-month term of the Purchase Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Aspire Capital Financing Arrangement”.

In addition, on March 1, 2019, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, we may elect from time to time, to offer and sell ordinary shares through an “at-the-market” equity offering program through Cowen acting as sales agent. The issuance and sale of ordinary shares by us under the program will be made pursuant to our effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-230016) filed with the SEC on March 1, 2019, and declared effective on March 28, 2019. We may sell up to approximately $72.4 million of ordinary shares under the Sales Agreement, subject to the Baby Shelf Rule described below. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Aspire Capital Financing Arrangement”.

The extent to which we utilize the Purchase Agreement with Aspire Capital or Sales Agreement with Cowen as a source of funding will depend on a number of factors, including the prevailing market price of our ordinary shares, the volume of trading in our ordinary shares and the extent to which we are able to secure funds from other sources. The number of ordinary shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of ordinary shares under the Purchase Agreement and during the continuance of an event of default or on any trading day that the closing sale price of our ordinary shares is less than $0.25 per share. As a result of certain lock-up provisions in our recent underwritten public offering, we may not effect any sales under the Purchase Agreement or Sales Agreement until after April 30, 2020 unless we receive prior written approval from the underwriter in the offering.

In addition, our future capital requirements may be substantial and will depend on many factors including:

●	our ability to enter into collaborative, licensing, and other commercial relationships;

●	adhering to patient recruitment in any clinical trials;

●	clinical trial results;

●	developing the Accordion Pill for the treatment of other conditions or indications beyond those currently being explored;

●	the cost of filing and prosecuting patent applications and the cost of defending our patents;

●	the cost of prosecuting infringement actions against third parties;

●	the cost, timing and outcomes of seeking marketing approval of our product candidates;

●	the costs associated with commercializing our products if we receive marketing approval, and choose to commercialize our product candidates ourselves, including the cost and timing of establishing external, and potentially in the future, internal, sales and marketing capabilities to market and sell our product candidates;

●	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future;

●	the costs associated with any product liability or other lawsuits related to our future product candidates or products, if any;

●	the costs associated with post-market compliance with regulatory requirements, and of addressing any allegations of non-compliance by regulatory authorities in countries where we plan to market and sell our products;

●	the demand for our products;

●	the costs associated with developing and/or in-licensing other research and development programs;

●	the expenses needed to attract and retain skilled personnel; and

●	the costs associated with being a public company.

Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company. As of March 5, 2020, our public float was approximately $15.2 million, based on 52,552,032 ordinary shares held by non-affiliates and a price of $0.29 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 5, 2020. We therefore are limited by the Baby Shelf Rule as of the filing of this Annual Report on Form 10-K, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC Staff.

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

We may not be able to raise additional funds unless we increase our authorized share capital.

As of February 29, 2020, we have 100,000,000 authorized ordinary shares, out of which 52,973,580 ordinary shares are issued and outstanding, 21,714,809 are reserved for future issuance under outstanding options and warrants and under our 2015 Option and 2005 Plan. Any additional equity financing in order to fund our operations may require us to increase our authorized share capital prior to initiating any such financing transaction. Increasing our share capital is subject to the approval of our shareholders. In the event we fail to obtain the approval of our shareholders to such increase in our authorized share capital, our ability to raise sufficient funds, if at all, might be adversely effected.

We have incurred and could incur further impairment charges of our long-lived assets that could negatively affect our results of operations.

We periodically evaluate whether events and circumstances have occurred that require an impairment assessment. In July 2019, we announced top-line results from our ACCORDANCE study which did not meet its target endpoints. We determined that the clinical trial results constituted a triggering event that required us to undertake an impairment test and as a result we recorded an impairment charge of approximately $13.7 million with respect to our production line equipment and related assets for commercial scale manufacturing of AP-CD/LD. In the third quarter ended September 30, 2019, we recorded for the first time an impairment charge of approximately $9.8 million which was updated in the fourth quarter by approximately $3.9 million following a new impairment assessment performed at December 31, 2019 following changes in management assumptions. We could incur further impairment charges if we determine that the carrying value of our production line equipment and related assets is reduced. In addition, any changes in the actual market conditions versus the assumptions used in the model to determine impairment charges could result in further impairment charges in the future. In the event that we determine that our long-lived assets are impaired, we may be required to record a non-cash charge that could adversely affect our results of operations.

Risks Related to Our Business Strategy and Operations

We have not yet commercialized any products or technologies, and we may never become profitable.

We have not yet commercialized any products or technologies, and we may never be able to do so. We do not know when or if we will complete any of our product development efforts, obtain regulatory approval for any product candidates incorporating our technologies or successfully commercialize any approved products. Due to the negative outcome of the ACCORDANCE study, the discontinuation of the Novartis program, and the general uncertainty regarding our development programs, we do not anticipate commercializing any products or technologies in the near future. Even if we are successful in developing products that are approved for marketing, we will not be successful unless these products gain market acceptance for appropriate indications at favorable reimbursement rates. The degree of market acceptance of these products will depend on a number of factors, including, but not limited to:

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

We seek to partner with third-party collaborators with respect to the development and commercialization of AP-CD/LD and for new custom-designed APs, and we may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

Our business strategy relies on partnering with pharmaceutical companies to complement our internal development efforts. In July 2019, we announced top-line results from our ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. We have completed the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward. In addition, we entered into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compound and are seeking partners for the development of new custom-designed APs. We will be competing with many other companies as we seek partners for AP-CD/LD and for any new custom-designed APs and we may not be able to compete successfully against those companies. If we are not able to enter into collaboration arrangements for AP-CD/LD or for any new custom-designed APs, we may be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, or we delay such activities due to capital availability, our business could be materially and adversely affected, and potential future product launch could be materially delayed, be less successful, or we may be forced to discontinue clinical development of these product candidates. Furthermore, if we are unable to enter into a commercial agreement for the development and commercialization of the custom-designed AP for Merck’s proprietary compound, then this could have a material adverse effect on our business, financial condition or results of operations.

The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

●	a collaboration partner may shift its priorities and resources away from our product candidates due to a change in business strategies, or a merger, acquisition, sale or downsizing;

●	a collaboration partner may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

●	a collaboration partner may cease development in therapeutic areas which are the subject of our strategic collaboration;

●	a collaboration partner may not devote sufficient capital or resources towards our product candidates;

●	a collaboration partner may change the success criteria for a drug candidate thereby delaying or ceasing development of such candidate;

●	a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;

●	a collaboration partner could develop a product that competes, either directly or indirectly, with our drug candidate;

●	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

●	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

●	a partner may exercise a contractual right to terminate a strategic alliance;

●	a dispute may arise between us and a partner concerning the research, development or commercialization of a drug candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

●	a partner may use our products or technology in such a way as to invite litigation from a third party.

Any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us. For example, in December 2019, we discontinued the development of a custom designed AP for a Novartis proprietary compound following an internal and revised commercial strategic assessment, in which Novartis advised us that this program no longer meets Novartis’ mid to long-term strategic goals. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

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

Our competitors are likely to include companies with marketed products and/or an advanced research and development pipeline. The development of different formulations or new chemical entities may remove any competitive advantage a product formulated with the Accordion Pill platform technology may present. Other companies are engaged in research and development of gastric retention technologies that may become competitive to or even superior to the capabilities of the Accordion Pill platform Technology.

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

We have reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

Following the negative outcome of the ACCORDANCE study, we reduced the size of our headcount by approximately 50%, designed to focus our cash resources mainly on research and development and business development activities. The restructuring, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

Our ability to raise capital may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, levels of consumer and business confidence, exchange rates, levels of government spending and deficits, trade policies, political conditions, actual or anticipated default on sovereign debt, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent coronavirus outbreak), and other challenges that could affect the global economy. These economic conditions affect businesses such as ours in a number of ways. Tightening of credit in financial markets could adversely affect our ability to obtain financing. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending.

We or the third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, health epidemic or other event occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, CROs, clinical sites, third parties ongoing activities and schedules or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our plans and business for a substantial period of time.

Our business could be adversely impacted by the effects of the coronavirus outbreak originating in China, or by other epidemics. Although we do not currently source directly a material portion of our AP-CD/LD components directly from China, our supply chain for certain and critical components is worldwide and accordingly could be subject to disruption. In addition, such an event may cause other parties to slow down their activities and schedules and therefore influence our timelines. A health epidemic or other outbreak, including the current coronavirus outbreak, may materially and adversely affect our business, financial condition and results of operations.

The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Risks Related to the Clinical Development, Manufacturing and Regulatory Approval of Our Product Candidates

Our product candidates are at various stages of development and may never be commercialized.

The progress and results of any future preclinical testing or future clinical trials are uncertain, and the failure of our product candidates and additional product candidates which we may license, acquire or develop in the future to receive regulatory approvals could have a material adverse effect on our business, operating results and financial condition to the extent we are unable to commercialize any such products. For example, the negative outcome of our ACCORDANCE study had a material adverse effect on our business, operating results and financial condition. None of our product candidates have received regulatory approval for commercial sale. In addition, we face the risks of failure inherent in developing therapeutic products. All our product candidates are not expected to be commercially available for several years, if at all.

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

Upon the completion of any clinical trial, if at all, the results of these trials might not support the claims sought by us. Further, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. For example, our Phase III ACCORDANCE study failed to meet its target endpoints despite positive Phase II data. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for its indicated uses. Any such failure may cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination or suspension of, our clinical trials will delay the requisite filings with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. If the clinical trials do not support our drug product claims, the completion of development of such product candidates may be significantly delayed or abandoned, which would significantly impair our ability to generate product revenues and would materially adversely affect our business, financial condition or results of operations.

Positive results in the previous clinical trials of one or more of our product candidates may not be replicated in future clinical trials of such product candidate, which could result in development delays or a failure to obtain marketing approval.

Positive results in the previous clinical trials of one or more of our product candidates may not be predictive of similar results in future clinical trials for such product candidate. For example, our Phase III ACCORDANCE study failed to meet its target endpoints despite positive Phase II data. Also, interim results during a clinical trial do not necessarily predict final results. We along with a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies and clinical trials for our product candidates may not be predictive of the results we may obtain in later stage trials of such product candidates. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials. Clinical trial results may be inconclusive, or contradicted by other clinical trials, particularly larger clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or European Medicines Agency, or other applicable regulatory agency, approval for their products.

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

We have manufactured our product candidates for our preclinical studies, Phase I clinical trials, Phase II clinical trials and Phase III clinical trial in our own manufacturing facility. Completion of any future clinical trial and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. Although we believe our facilities are sufficient to manufacture our product candidate needs for clinical trials, we may be incorrect and we may not have the resources or facilities to manufacture our product candidates for clinical trials.

With respect to any future commercialization of the AP-CD/LD, we have decided to rely on LTS, a third-party contract manufacturer. LTS will be the sole source of production of AP-CD/LD and the establishment of a manufacturing facility to produce commercial quantities of AP-CD/LD requires substantial investment. Producing products in commercial quantities requires developing and adhering to complex manufacturing processes that are different from the manufacture of products in smaller quantities for clinical trials, including adherence to regulatory standards. Although we believe that we have developed processes and protocols that will enable LTS to manufacture commercial-scale quantities of products at acceptable costs, we cannot provide assurance that such processes and protocols will enable us to manufacture in quantities that may be required for commercialization of AP-CD/LD with yields and at costs that will be commercially attractive. If LTS is unable to establish or maintain commercial manufacture of AP-CD/LD or are unable to do so at costs that we currently anticipate, our business could be adversely affected. Furthermore, if our current and future manufacturing and supply strategies are unsuccessful, we may be unable to conduct and complete any future Phase III clinical trials or commercialize our product candidates in a timely manner, if at all.

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

We currently able to manufacture all clinical supply of all our product candidates at our own manufacturing facility. If we were to lose the use of our facility or equipment, our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead time and substantial additional funds. Our facility may be affected by natural disasters, such as floods or fire, or we may lose the use of our facility due to manufacturing issues that arise at our facility, such as contamination or regulatory concerns following a regulatory inspection of our facility. We do not currently have back-up capacity. In the event of a loss of the use of all or a portion of our facility or equipment for the reasons stated above or any other reason, we would be unable to manufacture any of our product candidates until such time as our facility could be repaired, rebuilt or we are able to address other manufacturing issues at our facility. Although we currently maintain property insurance with personal property limits of up to NIS 40.0 million and business interruption insurance coverage of up to NIS 24.0 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not cover all occurrences of manufacturing disruption or be sufficient to cover all of our potential losses in the event of occurrences that are covered and may not continue to be available to us on acceptable terms, or at all.

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

In the United States, our current and future activities with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are subject to healthcare regulation and enforcement by the federal government and the states in which we conduct or will conduct our business. The laws that may affect our ability to operate include, but are not limited to, the following:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good, item, facility or service for which payment may be made under government healthcare programs such as the Medicare and Medicaid programs;

●	the Anti-Inducement Law, which prohibits persons from offering or paying remuneration to Medicare and Medicaid beneficiaries to induce them to use items or services paid for in whole or in part by the Medicare or Medicaid programs;

●	the Ethics in Patient Referrals Act of 1989, commonly referred to as the Stark Law, prohibits physicians from referring Medicare or Medicaid patients for certain designated items or services where that physician or family member has a financial interest in the entity providing the designated item or service;

●	federal false claims laws, including the Federal False Claims Act, that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government healthcare programs that are false or fraudulent;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	state and local law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; and

●	federal, state and local taxation laws applicable to the marketing and sale of our products.

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

PPACA also contains legislation commonly known as the Physician Payments Sunshine Act, or Sunshine Act, which requires applicable drug and device manufacturers of covered pharmaceutical, biological, device and medical supplies to annually report to CMS information regarding payments and transfers of value made to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members, and for CMS to annually collect and display information reported by device and pharmaceutical manufacturers. Pursuant to the Sunshine Act, CMS created the federal Open Payments Program, under which data collected for each calendar year is published by CMS in June of the following calendar year. For example, data that was submitted by applicable manufacturers for the 2018 calendar year was published on June 30, 2019. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not reported.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. Congress and President Trump have expressed their intentions to repeal or repeal and replace the PPACA. President Trump issued an Executive Order and both chambers of Congress passed bills, all with the goal of fulfilling their intentions. However, to date, the Executive Order has had limited effect and the Congressional activities have not resulted in the passage of a law to repeal and replace PPACA. If a law is enacted, many if not all, of the provisions of the PPACA may no longer apply to prescription drugs. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how any future products are paid for and reimbursed by government and private payers, our business could be adversely impacted. On December 14, 2018, a federal district court in Texas ruled that the PPACA is unconstitutional as a result of the Tax Cuts and Jobs Act, the federal income tax reform legislation previously passed by Congress and signed by President Trump on December 22, 2017, that eliminated the individual mandate portion of the PPACA. The case, Texas, et al, v. United States of America, et al., (N.D. Texas), is an outlier, but in 2019, the Fifth Circuit Court of Appeals subsequently upheld the lower court decision which was then appealed to the United States Supreme Court. The U.S. Supreme Court declined to hear the appeal on an expedited basis and so no decision will be forthcoming until the next Supreme Court term in late 2020 or early 2021. We are not able to state with any certainty what will be the impact of this court decision on our business pending further court action and possible appeals.

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

Our AP-CBD/THC, AP-THC and AP-CBD product candidates (collectively “AP-Cannabinoids”) use Cannabidiol and 9-Tetrahydrocannabinol individually or in combination, which are subject to U.S. and international controlled substance laws and regulations; our ability to commercialize any product containing these substances will depend, in part, on the ultimate classification of the product under these laws and regulations.

Our AP-Cannabinoids product candidates for treatment of various pain indications, uses CBD, and THC. These products are quite distinct from crude herbal “medical marijuana,” and we intend to seek FDA approval for these products in accordance with the customary FDA approval process and based on adequate and well-controlled clinical studies. However, the active ingredients in our products are defined as controlled substances under the federal CSA. Under the CSA, the DEA, places each drug that has abuse potential into one of five categories. The five categories, referred to as Schedules I-V, carry different degrees of restriction. Each schedule is associated with a distinct set of controls that affect manufacturers, researchers, healthcare providers, and patients. The controls include registration with the DEA, labeling and packaging, production quotas, security, recordkeeping, and dispensing. Schedule I is the most restrictive, covering drugs that have “no accepted medical use” in the United States and that have high abuse potential.

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

In the fourth quarter of 2018, the Trump Administration announced initiatives that it asserted are intended to result in purportedly lower drug prices. The first initiative, announced on October 15, 2018, involved the plan for a new federal regulation that would require pharmaceutical manufacturers to disclose the list prices of their respective prescription drugs in their television advertisements for their products if the list price is greater than $35. With respect to the second initiative, on October 25, 2018, the CMS gave Advance Notice of Proposed Rulemaking to propose the implementation of an “International Pricing Index” model for Medicare Part B drugs and biologicals (single source drugs, biologicals, and biosimilars). Public comments were due on December 31, 2018 with a proposed rule theoretically being offered as early as spring 2019 with target implementation of a 5 year pilot program beginning in spring 2020 and ending in spring 2025. During the theoretical pilot program, which it is expected will focus on very expensive drugs reimbursed by the Medicare Part B program, CMS would monitor and evaluate the impact of the model on beneficiary access to drugs, program costs, and the quality of care for beneficiaries. Despite extensive media coverage of the roll out of this announcement as well as the announcement by the Democratic majority in the U.S. House of Representatives of alternative legislative proposals, no specific rule has been forthcoming during the intervening time since the original announcement in 2018.

Various states, such as California, have also taken steps to consider and enact laws or regulations that are intended to increase the visibility of the pricing of pharmaceutical products with the goal of reducing the prices at which we are able to sell our products. Because these various actual and proposed legislative changes are intended to operate on a state-by-state level rather than a national one, we cannot predict what the full effect of these legislative activities may be on our business in the future. This Trump Administration initiative has been withdrawn for now.

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

Our business involves the controlled use, directly or indirectly through our service providers, of hazardous materials, various biological compounds and chemicals; therefore, we, our agents and our service providers may be subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous, radioactive and biological materials and wastes and the cleanup of contaminated sites. The risk of accidental contamination or injury from these materials cannot be eliminated. If an accident, spill or release of any regulated chemicals or substances occurs, we could be held liable for resulting damages, including for investigation, remediation and monitoring of the contamination, including natural resource damages, the costs of which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials and chemicals. Although we maintain workers’ compensation insurance to cover the costs and expenses that may be incurred because of injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Additional or more stringent federal, state, local or foreign laws and regulations affecting our operations may be adopted in the future. We may incur substantial capital costs and operating expenses and may be required to obtain consents to comply with any of these or certain other laws or regulations and the terms and conditions of any permits or licenses required pursuant to such laws and regulations, including costs to install new or updated pollution control equipment, modify our operations or perform other corrective actions at our respective facilities or the facilities of our service providers . For instance, we have undergone inspections and obtained approvals from various governmental agencies. We hold a business license with respect to testing, developing, storing and manufacturing pharmaceutical products at our current location from the municipality of Jerusalem, which is accompanied by additional terms and conditions approved by the Israeli Ministry of Environmental Protection, or the Ministry of Environmental Protection. Our business license is valid until December 31, 2023 and we also hold a toxic substances permit from the Ministry of Environmental Protection (the Hazardous Material Division) and a Certificate of GMP Compliance of a Manufacturer from the Israeli Ministry of Health – Pharmaceutical Administration. Failure to renew any of the foregoing licenses and permits may harm our on-going and future operations. In addition, fines and penalties may be imposed for noncompliance with environmental, health and safety and other laws and regulations or for the failure to have, or comply with the terms and conditions of our business license or, required environmental or other permits or consents.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter parties re-examination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that the Accordion Pill or our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, the patent family, IN-1, which we exclusively license from Yissum (i.e., Gastroretentive Controlled Release Pharmaceutical Dosage Forms), is expected to expire in November 2020. This patent family relates to the foldable pharmaceutical gastroretentive drug delivery system for the controlled release of an active agent in the GI tract, which can be folded into a single capsule.

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

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee in the course and as a result of or arising from his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his inventions. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration (but rather uses the criteria specified in the Patent Law). Although we generally enter into assignment-of-invention agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business. Further, litigation may be necessary to defend against these and other claims challenging inventorship of our or of our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Risks Related to Ownership of Our Ordinary Shares

The market price of our ordinary shares is volatile and you may sustain a complete loss of your investment.

The market price of our ordinary shares may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	inability to obtain the approvals necessary to commence further clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, our licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

●	future issuances of ordinary shares or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent coronavirus outbreak); and

●	the other factors described in this “Risk Factors” section.

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

In addition, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to U.S. corporate income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for business interest expense to business interest income plus 30% of adjusted taxable income (except with respect to certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repealing of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of this tax reform on holders of our ordinary shares is also uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our ordinary shares.

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

We expect to be characterized as a passive foreign investment company for the taxable years ending December 31, 2019, and December 31, 2020, and, as such, our U.S. shareholders may suffer adverse tax consequences.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. For the taxable year ending December 31, 2019, we believe that we were a PFIC. We also expect to be classified as a PFIC for 2020. Furthermore, because PFIC status is determined annually and is based on our income, assets and activities for the entire taxable year, it is not possible to determine with certainty whether we will be characterized as a PFIC for the 2020 taxable year until after the close of the year, and there can be no assurance that we will not be classified as a PFIC in any future year. If we were to be characterized as a PFIC for U.S. federal income tax purposes in any taxable year during which a U.S. Holder owns ordinary shares, such U.S. Holder could face adverse U.S. federal income tax consequences, including having gains realized on the sale of our ordinary shares classified as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and having interest charges apply to distributions by us and the proceeds of share sales. Certain elections exist that may alleviate some adverse consequences of PFIC status and would result in an alternative treatment (such as “qualified electing fund” and “mark-to-market” treatment) of our ordinary shares. Upon request, we expect to provide the information necessary for U.S. Holders to make “qualified electing fund elections” if we are classified as a PFIC. Each investor is urged to consult its tax advisor with respect to the application of the PFIC rules.

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

The CFC rules are complex. The foregoing is merely a summary of certain potential applications of these rules. No assurances can be given that we are not or will not become a CFC, and certain changes to the CFC constructive ownership rules introduced by the Tax Cuts and Jobs Act could, under certain circumstances, cause us to be classified as a CFC. Each investor is urged to consult its tax advisor with respect to the possible application of the CFC rules.

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

Sales of a substantial number of ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had 52,973,580 ordinary shares outstanding as of February 29, 2020. All of our ordinary shares outstanding as of December 31, 2019 are freely tradable, without restriction, in the public market in the United States. Any sales of our ordinary shares or any perception in the market that such sales may occur could cause the trading price of our ordinary shares to decline.

In addition, as of February 29, 2020, up to 16,250,000 ordinary shares are issuable upon exercise of outstanding registered warrants. Furthermore, as of February 29, 2020, up to 5,484,808 ordinary shares that are subject to outstanding options under the 2005 Share Option Plan, or the 2005 Plan, and outstanding options and reserved options for future issuance under our 2015 Incentive Compensation Plan, or the 2015 Plan, will be eligible for sale in the public market. We have filed registration statements on Form S-8 under the Securities Act to register such ordinary shares under the 2005 and 2015 Plans.

If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

Raising additional capital would cause dilution to our existing shareholders, and may restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. Under our existing equity line with Aspire Capital, we may generally sell, from time to time, up to $10 million of additional ordinary shares and under our “at the market” equity offering program, we may sell, from time to time, up to approximately $72.4 million of additional ordinary shares, subject to limitations under the Baby Shelf Rule. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our ordinary shares to decline.

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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and comply with the other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum shareholders’ equity, minimum share price and certain other corporate governance requirements. We currently do not meet Nasdaq’s bid price rule and if we do not cure the bid price rule deficiency or do not meet other continued listing requirements, our ordinary shares could be delisted. See “Item 1A. Risk Factors — Risks Related to Ownership of Our Ordinary Shares — If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our ordinary shares may be delisted and the price of our ordinary shares and our ability to access the capital markets could be negatively impacted.” Delisting of our ordinary shares from the Nasdaq Capital Market would cause us to pursue eligibility for trading on other markets or exchanges, or on the pink sheets. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, our ordinary shares would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our ordinary shares, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange or quoted on a national quotation service, the OTCQB or OTC Pink. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our ordinary shares, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence. In addition, as a consequence of any such delisting, our share price could be negatively affected and our shareholders would likely find it more difficult to sell, or to obtain accurate quotations as to the prices of, our ordinary shares.

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

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our ordinary shares may be delisted and the price of our ordinary shares and our ability to access the capital markets could be negatively impacted.

On September 3, 2019, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until March 2, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On March 3, 2020, we were notified by Nasdaq that we are eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. To regain compliance, the bid price of our ordinary shares must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our ordinary shares. A delisting of our ordinary shares from Nasdaq could materially reduce the liquidity of our ordinary shares and result in a corresponding material reduction in the price of our ordinary shares. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

The legislative power of the State resides in the Knesset, a unicameral parliament that consists of 120 members elected by nationwide voting under a system of proportional representation. Israel’s most recent general elections were held on April 9, 2019, September 17, 2019 and March 2, 2020, following which a process of composing and approving a new government has commenced. This uncertainty surrounding future elections and/or the results of such elections in Israel may continue and the political situation in Israel may further deteriorate. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and prospects.

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

We are incorporated under Israeli law. The rights and responsibilities of holders of our ordinary shares are governed by our articles of association and the Companies Law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S. corporations. In particular, pursuant to the Companies Law, each shareholder of an Israeli company has to act in good faith in exercising his or her rights and fulfilling his or her obligations toward the Company and other shareholders and to refrain from abusing his or her power in the Company, including, among other things, in voting at the general meeting of shareholders and class meetings, on amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers, and transactions requiring shareholders’ approval under the Companies Law. In addition, a controlling shareholder of an Israeli company or a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or who has the power to appoint or prevent the appointment of a director or officer in the Company, or has other powers toward the Company has a duty of fairness toward the Company. However, Israeli law does not define the substance of this duty of fairness. There is little case law available to assist in understanding the implications of these provisions that govern shareholder behavior.

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

Furthermore, under the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984 and the regulations guidelines, rules, procedures and benefit tracks thereunder, or the Innovation Law, to which we are subject due to our receipt of grants from the Israel Innovation Authority, or IIA (formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, or the OCS), a recipient of IIA grants such as us must report to IIA regarding any change of control or any change in the holding of its means of control of our Company which transforms any non-Israeli citizen or resident into an “interested party”, as defined in the Israeli Securities Law 5728-1968, or the Israeli Securities Law, and in the latter event, the non-Israeli citizen or resident shall execute an undertaking in favor of IIA, in a form prescribed by IIA.

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

Under the Innovation Law, research and development programs that meet specified criteria and are approved by a committee of the IIA are eligible for grants. The grants awarded are typically up to 50% of the project’s expenditures, as determined by the IIA committee and subject to the benefit track under which the grant was awarded. A company that receives a grant from the IIA, or a Participating Company, is typically required to pay royalties to IIA on income generated from products incorporating know-how developed using such grants (including income derived from services associated with such products), until 100% of the U.S. dollar-linked grant plus annual LIBOR interest (or any other interest rate that the IIA may choose to apply in the future) is repaid. The rate of royalties to be paid may vary between different benefits tracks, as shall be determined by IIA. In general, the rate of royalties varies between 3% to 5% of the income generated from the IIA supported products.

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

Ordinarily, as a condition to obtaining approval to manufacture outside Israel, we may be required to pay royalties at an increased rate and up to an increased cap amount of three times the total amount of the IIA grants, plus interest accrued thereon, depending on the manufacturing volume to be performed outside Israel. The IIA approved our request to transfer 100% of the manufacturing rights of our AP-CD/LD product candidate that was developed under the IIA funded program to a non-Israeli manufacturer. As a result, we will be required to pay the IIA royalties from revenue generated from the AP-CD/LD product candidate at an increased rate, and up to an increased cap amount. The IIA noted that the approval granted was exceptional and that the IIA will not approve manufacturing of additional product candidates out of Israel.

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

Our research and development efforts have been financed, partially, through grants that we have received from the IIA. We therefore must comply with the requirements of the Innovation Law and related regulations. As of December 31, 2019, we received approximately NIS 42.3 million of such grants. We did not apply for any grants from the IIA for the years ended December 31, 2019, 2018 and 2017. For more information see note 6c in our consolidated financial statements for the year ended December 31, 2019. The Innovation Law restricts the ability to transfer know-how funded by the IIA outside of Israel. Transfer of IIA-funded know-how outside of Israel requires the prior approval of the IIA and, under certain circumstances, is subject to significant payments to IIA (calculated according to a formula set forth under the Innovation Law), as further described above. Therefore, the discretionary approval of an IIA committee will be required for any transfer to third parties outside of Israel of rights related to our Accordion Pill, which has been developed with IIA-funding. The restrictions under the Innovation Law may impair our ability to enter into agreements which involve IIA-funded products or know-how without the approval of IIA. We cannot be certain that any approval of IIA will be obtained on terms that are acceptable to us, or at all. We may not receive the required approvals should we wish to transfer IIA-funded know-how, manufacturing and/or development outside of Israel in the future. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of know-how developed with IIA-funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to IIA. Any approval, if given, will generally be subject to additional financial obligations. Failure to comply with the requirements under the Innovation Law may subject us to mandatory repayment of grants received by us (together with interest and penalties), as well as expose us to criminal proceedings. In addition, IIA may from time to time conduct royalties audits and such audits may lead to additional royalties being payable on additional products. Such grants may be terminated or reduced in the future, which would increase our costs. IIA approval is not required for the marketing of products resulting from the IIA-funded research or development in the ordinary course of business.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 2. Properties

Our principal executive offices are located in Har Hotzvim at 12 Hartom Street, Jerusalem, Israel 9777512. The space is in a commercial office building and houses our office space of approximately 900 square meters, manufacturing facility for our clinical trials of approximately 1,060 square meters, which includes production, packaging, warehousing and laboratory facilities.

The manufacturing facility is fully equipped for manufacturing and testing of the required quantities for Phase III clinical trials, including, mixers, casting equipment, laminating equipment, capsulating equipment and analytical equipment such as High Pressure/Performance Liquid Chromatography and dissolution testers. These facilities are cGMP compliant and approved by Israeli and European regulatory authorities and qualified for Phase III manufacturing.

We lease this space, which presently consists of a total area of approximately 1,960 square meters, from an unaffiliated third party, pursuant to a lease agreement which, as amended, expires June 30, 2021. We also lease one standard size office in New York City for our U.S. subsidiary, Intec Pharma Inc and leased three standard size offices in Modi’in. The lease in Modi’in ended on February 29, 2020. Pursuant to the leases our annual rental costs for 2019 were approximately $720,000 (excluding VAT). Our expected rental costs for 2020 are approximately $580,000 (excluding VAT).

Although we will continue to produce product candidates ourselves for use in clinical trials, with respect to the future commercialization of the AP-CD/LD, we have decided to rely on third-party manufacturers and in 2018, we entered into a series of agreements with LTS for the manufacture of AP-CD/LD. See “Item 1. Business— Manufacturing.”

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, there are currently no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

On December 19, 2019, Zvi Joseph and Giora Carni, former officers and directors of the Company, filed a complaint with the Jerusalem District Labor Court alleging breach of contract related to the purported vesting of certain options issued to the plaintiffs and further alleging payments due for unredeemed vacation days. The plaintiffs are seeking pecuniary damages of NIS 2,443,098 (approximately $700,000) plus interest and linkage to the Israeli Consumer Price Index. In addition, the plaintiffs have filed motions to obtain liens on our assets to secure any future recovery. These motions were withdrawn pursuant to the Court’s recommendation at the conclusion of a pretrial hearing held on February 9, 2020. We together with our legal advisors believe that we have good defense arguments to the claims against us and filed a statement of defense to the complaint on March 8, 2020 in which we rejected all of the plaintiffs’ claims. Accordingly, we assessed the likelihood of damages and concluded that no provisions are needed to be recorded within the financial statements regarding this matter.

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

Holders

As of February 29, 2020, we had two record holders of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs based on our proprietary Accordion Pill platform technology, which we refer to as the Accordion Pill. Our Accordion Pill is an oral drug delivery system that is designed to improve the efficacy and safety of existing drugs and drugs in development by utilizing an efficient GR and specific release mechanism. Our product pipeline currently includes several product candidates in various stages. Our leading product candidate, AP-CD/LD, is being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients.

In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. While AP-CD/LD provided treatment for Parkinson’s disease symptoms, it did not demonstrate statistically superiority over immediate release CD/LD on the primary endpoint of OFF time reduction under the conditions established in the protocol. Treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. From our review of the data, we have observed a meaningful reduction in OFF time in certain subsets of patients. We have completed the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward.

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

We have invested in the commercial scale manufacture of AP-CD/LD, for which we are in partnership with LTS Lohmann Therapie-Systeme AG, or LTS. In December 2018 the Production Line was delivered to LTS in Andernach, Germany and recently we completed the qualification studies for the commercial scale manufacture of the Accordion Pill and we have initiated the validation and stability studies which are expected to serve as the clinical material for the next Phase 3 clinical trial plan.

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

While the ACCORDANCE results were not what we expected, we continue to believe in the potential of the Accordion Pill platform. In December 2018, we reported that we successfully developed an Accordion Pill for a Novartis proprietary compound that met the required in vitro specifications set forth in a feasibility agreement with Novartis. We recently completed the human PK study that was initiated during the first quarter of 2019 and the study demonstrated that the AP met the technical requirements set forth by Novartis. In December 2019, Novartis, following an internal and revised commercial strategic assessment, advised us that this program no longer meets Novartis’ mid to long-term strategic goals. Novartis paid Intec Pharma $1.5 million on conclusion of the program. We restructured our clinical manufacturing planned to support this program in order to reduce costs. We are looking to identify additional compounds in the Novartis portfolio that can benefit from the unique characteristics of the AP platform.

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds that met the required in vitro specifications. We aim to initiate an in-vivo study by mid-2020.

We continue to advance discussions with other potential pharmaceutical partners for the development of new custom-designed APs. We believe the data from our ACCORDANCE trial enhances those discussions as it validates the AP platform and provides long-term safety data.

For further information regarding our business and operations, see “Item 1. Business.”

On September 3, 2019, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until March 2, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On March 3, 2020, we were notified by Nasdaq that we are eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. To regain compliance, the bid price of our ordinary shares must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our ordinary shares. A delisting of our ordinary shares from Nasdaq could materially reduce the liquidity of our ordinary shares and result in a corresponding material reduction in the price of our ordinary shares. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

History of Losses

Since our inception, we have generated significant losses in connection with our research and development, including the clinical development of AP-CD/LD. As of December 31, 2019, we had an accumulated deficit of $189.4 million. We expect that additional losses will be accumulated in the near future as a result of our research and development activities. Such research and development activities will require further resources if we are to be successful. As a result, we will continue to incur operating losses, and we will need to obtain additional funds to further develop our research and development programs and our product candidates.

Because of, among other things, our research and development activities, as well as the fact that we have not generated revenues since our inception, for the year ended December 31, 2019, our net loss was approximately $47.6 million.

We have funded our operations primarily through the sale of equity securities (both in private placements and in public offerings on the Nasdaq Capital Market and the Tel Aviv Stock Exchange as described above), funding received from the IIA and other funds, and reimbursements received pursuant to collaborations with multinational pharmaceutical companies in connection with certain research and development activities. Since our inception, we have raised approximately $204.9 million in various investment rounds, private placements, an initial public offering in Israel in February 2010, various rights issuances, an initial public offering on the Nasdaq Capital Market in August 2015, follow-on public offerings on the Nasdaq Capital Market in August 2017, April 2018 and February 2020 and through our at-the-market equity offering program. As of December 31, 2019, we had approximately $10.1 million of cash, cash equivalents and marketable securities.

On December 2, 2019, we entered into the Purchase Agreement with Aspire Capital, pursuant to which, upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our ordinary shares over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 612,520 of our ordinary shares, or the Commitment Shares. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Aspire Capital Financing Arrangement”.

Operating Expenses

Our current operating expenses consist of two components, research and development expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses during the years ended December 31, 2018 and 2019 relate primarily to the development of AP–CD/LD. We record expenses for each product candidate on a direct cost basis only, rather than on a project basis. Direct costs, which include contract research organization expenses, clinical trials and pre-clinical trials, expenses related to the establishment of the commercial scale production capabilities for AP-CD/LD, consulting expenses, APIs, and other similar expenses are recorded to the product candidate for which such expenses are incurred. However, salaries and related personnel expenses, indirect materials and costs for facilities and equipment are considered overhead, are shared among all of our product candidates, and are not recorded on a product-by-product basis. Our direct costs related to product candidates other than AP–CD/LD for 2018 and 2019 were insignificant. Although we reduced the size of our headcount by approximately 50%, we expect our research and development expense to remain our primary expense in the near future as we continue to develop our products. However, the reduction in headcount may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, this may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. Increases or decreases in research and development expenditures are primarily attributable to the number and/or duration of the clinical studies that we will conduct.

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

Income Tax

During 2019, the standard corporate tax rate in Israel was 23%, and during 2017 it was 24%. During 2018 and 2019, the U.S. statutory tax rate was 21%.

We have not yet generated taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $158.5 million as of December 31, 2019. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

During 2019 and 2018, we incurred tax expenses of approximately $638,000 and approximately $103,000, respectively, in our U.S. subsidiary.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2019	2018
	(dollars in thousands)
Research and development expenses, net	$(26,659)	$(35,402)
General and administrative expenses	(8,287)	(7,926)
Impairment of long-lived assets	(13,663)	-
Other Income	1,500	-
Operating loss	(47,109)	(43,328)
Financial income (expenses), net	_148	(112)
Loss before income tax	(46,961)	(43,440)
Income tax	(638)	(103)
Net loss	$(47,599)	$(43,543)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Research and Development Expenses, Net

Our research and development expenses, net, for the year ended December 31, 2019 amounted to approximately $26.7 million, a decrease of $8.7 million, or approximately 24.6%, compared to approximately $35.4 million for the year ended December 31, 2018. The decrease was primarily due to a decrease in expenses related to our ACCORDANCE study and OLE study, both of which were completed during 2019.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2019 amounted to approximately $8.3 million, an increase of $400,000, or approximately 5.1%, compared to approximately $7.9 million for the year ended December 31, 2018. The increase was primarily related to the increase in insurance expenses. This increase was offset by a decrease in professional services.

Impairment of long-lived assets

For the year ended December 31, 2019, we recorded an impairment charge of approximately $13.7 million of our Production Line and Equipment, net, from the liability described in note 6e(2) to the consolidated financial statements for the year ended December 31, 2019, together “AP-CD/LD Assets, net”, which represents the excess carrying value compared to the fair value of the AP-CD/LD Assets, net. In the third quarter ended September 30, 2019 we recorded for the first time an impairment charge of approximately $9.8 million which was updated in the fourth quarter by approximately $3.9 million following a new impairment assessment performed at December 31, 2019 following changes in management assumptions. For more information, see note 6e(3) in our consolidated financial statements for the year ended December 31, 2019.

Other Income

For the year ended December 31, 2019, we recorded an amount of $1.5 million in other income on conclusion of the program with Novartis. For more information, see note 6b(1) in our consolidated financial statements for the year ended December 31, 2019.

Operating Loss

Because of the foregoing, for the year ended December 31, 2019 our operating loss was approximately $47.1 million, an increase of $3.8 million, or approximately 8.8%, compared to our operating loss for the year ended December 31, 2018 of approximately $43.3 million. The increase was mainly due to the impairment of our long-lived assets offset by the other income associated with the conclusion of the Novartis program and the decrease in research and development expenses, as detailed above.

Financial Income (expenses), Net

For the year ended December 31, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $333,000 and financial income from change in fair value of marketable securities in the amount of approximately $13,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $183,000 and bank fees.

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

Income tax

During 2019 and 2018, we have not generated taxable income in Israel. However, in 2019 and 2018 we incurred tax expenses in our U.S. subsidiary in the amount of approximately $638,000 and approximately $103,000, respectively.

Net Loss

Because of the foregoing, for the year ended December 31, 2019 our net loss was approximately $47.6 million, an increase of $4.1 million, or approximately 9.4%, compared to our loss and comprehensive loss for the year ended December 31, 2018 of approximately $43.5 million. The increase was mainly due to the impairment of our long-lived assets and an increase in general and administrative expenses as detailed above offset by the other income associated with the conclusion of the Novartis program and the decrease in research and development expenses, as detailed above.

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

As of December 31, 2019, we had cash and cash equivalents and marketable securities of approximately $10.1 million. As of December 31, 2018, we had cash and cash equivalents and marketable securities of approximately $40.6 million.

Net cash used in operating activities was approximately $29.0 million for the year ended December 31, 2019 compared with net cash used in operating activities of approximately $39.1 million for the year ended December 31, 2018. This decrease resulted primarily from a decrease in our research and development activities in the amount of approximately $8.7 million and changes in operating asset and liability items of approximately $1.2 million.

We had negative cash flow from investing activities of approximately $3.2 million for the year ended December 31, 2019 compared with negative cash flow from investing activities of approximately $9.3 million for the year ended December 31, 2018. This decrease resulted primarily from a decrease of approximately $2.1 million in investment in other assets related to the establishment of the commercial scale production capabilities for AP-CD/LD at LTS and a decrease in purchase of property and equipment in the amount of approximately $3.8 million.

Net cash provided by financing activities was approximately $2.4 million for the year ended December 31, 2019 compared with net cash provided in financing activities of approximately $35.1 million for the year ended December 31, 2018. The principal source of the cash provided by financing activities during 2019, was the funds received from the sale of ordinary shares through our “at-the-market” equity offering program that resulted in net proceeds of approximately $2.1 million. The principal source of the cash provided by financing activities during 2018 was the funds received from our April 2018 underwritten public offering of ordinary shares that resulted in net proceeds of approximately $35.0 million.

At-the-Market Equity Offering Program

On March 1, 2019, we entered into a Sales Agreement with Cowen, which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, we may elect from time to time, to offer and sell ordinary shares through an “at-the-market” equity offering program through Cowen acting as sales agent. The issuance and sale of ordinary shares by us under the program will be made pursuant to our effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-230016) filed with the SEC on March 1, 2019, and declared effective on March 28, 2019. As of March 12, 2020, we have sold 2,775,883 ordinary shares for gross proceeds of $2.6 million under the offering program. As a result of certain lock-up provisions in our recent underwritten public offering, we may not effect any sales under the Sales Agreement until after April 30, 2020 unless we receive prior written approval from the underwriter in the offering. Subsequent to April 30, 2020, we may sell up to approximately $72.4 million of ordinary shares under the Sales Agreement, subject to limitations under the Baby Shelf Rule.

Aspire Capital Financing Arrangement

On December 2, 2019, we entered the Purchase Agreement with Aspire Capital, pursuant to which provides that, upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our ordinary shares over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement, in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register for sale under the Securities Act for the sale of our ordinary shares that have been and may be issued to Aspire Capital under the Purchase Agreement.

We filed with the SEC a prospectus supplement to our effective shelf registration statement on Form S-3 (File No. 333-230016) registering all of the ordinary shares that may be offered to Aspire Capital from time to time. Under the Purchase Agreement, on any trading day selected by us, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, each, a Purchase Notice, directing Aspire Capital (as principal) to purchase up to 200,000 of our ordinary shares in an amount no greater than $500,000 per business day, up to $10.0 million of our ordinary shares in the aggregate at a per share price, or the Purchase Price, equal to the lesser of:

●	the lowest sale price of our ordinary shares on the purchase date; or

●	the arithmetic average of the three (3) lowest closing sale prices for our ordinary shares during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

We and Aspire Capital also may mutually agree to increase the dollar amount to greater than $500,000 and the number of ordinary shares that may be sold to as much as an additional 2,000,000 ordinary shares per business day, respectively.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount equal to at least 200,000 ordinary shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice, each, a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of ordinary shares equal to up to 30% of the aggregate of our ordinary shares traded on our principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of 250,000 ordinary shares. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our ordinary shares traded on our principal market on the VWAP Purchase Date.

The Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, share split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

As a result of certain lock-up provisions in our recent underwritten public offering, we may not effect any sales under the Purchase Agreement until after April 30, 2020 unless we receive prior written approval from the underwriter in the offering. The Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of our ordinary shares is less than $0.25. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of sales of our ordinary shares to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital the Commitment Shares. The Purchase Agreement may be terminated by us at any time, at its discretion, without any cost to us. Aspire Capital has agreed that neither we nor any of our agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our ordinary shares during any time prior to the termination of the Purchase Agreement. Any proceeds from us received under the Purchase Agreement are expected to be used to fund our research and development activities, for working capital and for general corporate purposes.

The Purchase Agreement provides that the number of ordinary shares that may be sold pursuant to the Purchase Agreement will be limited to 7,002,394 ordinary shares, or the Exchange Cap, which represents 19.99% of our outstanding ordinary shares on December 2, 2019, unless shareholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all ordinary shares issued under the Purchase Agreement is equal to or greater than $0.48978, which is the price equal to the closing sale price of our ordinary shares immediately preceding the execution of the Purchase Agreement. We are not required or permitted to issue any ordinary shares under the Purchase Agreement if such issuance would breach its obligations under the rules or regulations of the Nasdaq Capital Market or other applicable law (including, without limitation, the Israeli Companies Law – 1999, as amended, or the Israeli Companies Law). We may, in our sole discretion, determine whether to obtain shareholder approval to issue more than 19.99% of our outstanding ordinary shares hereunder if such issuance would require shareholder approval under the rules or regulations of the Nasdaq Capital Market or the Israeli Companies Law.

Current Outlook

We believe that further fund raising will be required in order to complete the research and development of all of our product candidates, including the manufacturing activities of the AP-CD/LD. Currently we will not have adequate cash to fund our ongoing activities beyond the second quarter of 2021. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to satisfy our future cash needs through license agreements with third parties and capital raising from the public, private investors and institutional investors, such as through the public offering of ordinary shares that we completed in April 2018 and February 2020. We may also engage with a partner in order to share the costs associated with the development and manufacturing of our product candidates. For more information, see note 1(2) in our consolidated financial statements for the year ended December 31, 2019.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2019 included the following:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating Lease Obligations in thousands of $ (payments due by June 30, 2021)	$1,424	$599	$825	—	—

(1)	Operating lease obligations consist of lease of our facilities and lease of vehicles.

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

As of December 31, 2019, we incurred an asset impairment of approximately $13.7 million as a result of the top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s which did not meet its target endpoints. The impairment charge was the result of both internal and external factors and the fair value was determined using the discounted cash flow method (level 3) which utilized significant estimates and assumptions surrounding the amount and timing of the projected net cash flows, which includes the probability of out-licensing the AP-CD/LD program to a third-party, the probability of obtaining FDA approval, the expected impact of competition, the discount rate, which seeks to reflect the various risks inherent in the projected cash flows and the tax rate.

We believe the assumptions used in our impairment assessment are reasonable, any changes in the actual market conditions versus the assumptions used in the model could result in a change in estimated future cash flows, which may result in an additional impairment charge on AP-CD/LD Assets, net, in the future.

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. Such exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404, (ii) being exempt from adoption of new or revised financial accounting standards until they would apply to private companies, (iii) being exempt from compliance with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our consolidated financial statements and (iv) reduced disclosure obligations regarding executive compensation. We could remain an “emerging growth company” for up to five years from the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act (i.e., December 31, 2020), or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics) or more, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three year period.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intec Pharma Ltd and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 13, 2020

We have served as the Company’s auditor since 2006.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel,

P.O Box 50005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

INTEC PHARMA LTD.

CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$9,292	$39,246
Investment in marketable securities (Note 3)	770	1,333
Prepaid expenses and other receivables (Note 8a)	3,683	2,986
TOTAL CURRENT ASSETS	13,745	43,565

NON-CURRENT ASSETS:
Property and equipment, net (Note 4)	2,575	12,233
Operating lease right-of-use assets (Note 6d)	1,243	-
Other assets (Note 6e(2))	3,717	5,431
Deferred tax assets (Note 9)	-	281
TOTAL NON-CURRENT ASSETS	7,535	17,945

TOTAL ASSETS	$21,280	$61,510

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$3,507	$2,849
Other (Note 8b)	4,835	4,807
TOTAL CURRENT LIABILITIES	8,342	7,656
LONG-TERM LIABILITIES -
Operating lease liabilities (Note 6d)	799	-
Other liabilities (Note 9)	604	309
TOTAL LONG-TERM LIABILITIES -	1,403	309
TOTAL LIABILITIES	9,745	7,965

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)
SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 100,000,000 as of December 31, 2019 and December 31, 2018, respectively; issued and outstanding: 35,892,209 and 33,232,988 Ordinary Shares as of December 31, 2019 and December 31, 2018, respectively	727	727
Additional paid-in capital	200,231	194,642
Accumulated deficit	(189,423)	(141,824)
TOTAL SHAREHOLDERS’ EQUITY	11,535	53,545
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,280	$61,510

The accompanying notes are an integral part of these consolidated financial statements.

INTEC PHARMA LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2019	2018
	U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	$(26,659)	$(35,402)
GENERAL AND ADMINISTRATIVE EXPENSES	(8,287)	(7,926)
IMPAIRMENT OF LONG-LIVED ASSETS	(13,663)	-
OTHER INCOME	1,500	-
OPERATING LOSS	(47,109)	(43,328)
FINANCIAL INCOME (EXPENSES), net (Note 8c)	148	(112)
LOSS BEFORE INCOME TAX	(46,961)	(43,440)
INCOME TAX (Note 9)	(638)	(103)
NET LOSS	$(47,599)	$(43,543)

	$
LOSS PER ORDINARY SHARE - BASIC AND DILUTED	$(1.41)	$(1.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	33,776	31,193

The accompanying notes are an integral part of these consolidated financial statements.

INTEC PHARMA LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
	U.S. dollars in thousands
BALANCE AT JANUARY 1, 2018	26,075,770	$727	$156,356	$(98,281)	$58,802
CHANGES DURING 2018:
Issuance of ordinary shares, net of issuance costs (Note 7b)	7,150,000	-	35,029	-	35,029
Exercise of options by employees (Note 7c)	7,218	-	30	-	30
Share-based compensation (Note 7c)	-	-	3,227	-	3,227
Net loss	-	-	-	(43,543)	(43,543)
BALANCE AT DECEMBER 31, 2018	33,232,988	$727	$194,642	$(141,824)	53,545
CHANGES DURING 2019:
Issuance of ordinary shares, net of issuance costs (Note 7b)	1,944,512	-	2,086	-	2,086
Issuance of ordinary shares per equity line agreement (Note 7b)	612,520	-	-	-	-
Exercise of options by employees (Note 7c)	102,189	-	282	-	282
Share-based compensation (Note 7c)	-		3,221		3,221
Net loss	-	-	-	(47,599)	(47,599)
BALANCE AT DECEMBER 31, 2019	35,892,209	$727	$200,231	$(189,423)	11,535

The accompanying notes are an integral part of these consolidated financial statements.

INTEC PHARMA LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2019	2018
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,599)	$(43,543)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	854	859
Impairment of long-lived assets	13,663	-
Exchange differences on cash and cash equivalents	67	829
Change in right of use asset	967	-
Change in lease liabilities	(713)	-
Losses (gains) on marketable securities	(13)	194
Share-based compensation	3,221	3,227
Changes in operating asset and liabilities:
Increase in prepaid expenses and other receivables	(747)	(1,861)
Increase (decrease) in deferred tax assets	281	(281)
Increase in accounts payable and accruals	679	1,191
Increase in other liabilities	295	309
Net cash used in operating activities	(29,045)	(39,076)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(921)	(4,667)
Investment in other assets	(2,865)	(4,932)
Proceeds from disposal of marketable securities, net	576	298
Net cash used in investing activities	(3,210)	(9,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	2,086	35,029
Proceeds from exercise of options by employees	282	30
Net cash provided by financing activities	2,368	35,059
DECREASE IN CASH AND CASH EQUIVALENTS	(29,887)	(13,318)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	39,246	53,393
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(67)	(829)
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$9,292	$39,246

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Liability with respect to property and equipment (see note 6e(1))	-	170
Liability with respect to other assets (see note 6e(2))	-	499

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	75	96
Interest received	327	734

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

2)	The Company engages in research and development activities and has not yet generated revenues from operations. On July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. As these results are considered a triggering event, the Company performed an impairment test on certain of its long-lived assets which resulted in an impairment charge of approximately $13.7 million. For more details see note 6e(3). Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of December 31, 2019, the cumulative losses of the Company were approximately $189.4 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that, as of the date of the issuance of these consolidated financial statements, it will not have adequate cash to fund its ongoing activities beyond the second quarter of 2021 based on its current operating plan. Its ability to execute its operating plan beyond the second quarter of 2021 is dependent on its ability to obtain additional capital principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or raising capital from the public and/or private investors and/or institutional investors. The negative outcome of the Phase III clinical trial that was announced on July 22, 2019 and uncertainty regarding the Company’s development programs is expected to adversely affect its ability to obtain funding and there is no assurance that it will be successful in obtaining the level of financing needed for its activities. The Company has taken measures to reduce its costs, including reducing headcount, and is continuingly evaluating measures to reduce additional costs to preserve existing capital. If the Company is unsuccessful in securing sufficient financing, it may need to curtail or cease operations. As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3)	On September 3, 2019, the Company was notified by NASDAQ that it was not in compliance with the minimum bid price requirements for continued listing on the Nasdaq Capital Market. The notification provided that the Company had 180 calendar days, or until March 2, 2020, to regain compliance. On March 3, 2020, the Company was notified that it is eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. Failure to meet these requirements could result in a delisting of the Company’s ordinary shares which could negatively impact the Company’s ability to raise capital.

4)	On March 1, 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). As of the date of the issuance of these consolidated financial statements, the Company sold 2,775,883 ordinary shares under the Sales Agreement raising a total of approximately $2.5 million (net of issuance expenses of approximately $127 thousand) and the Company may continue to sell up to approximately $72.4 million of ordinary shares under the Sales Agreement, subject to limitations under the Baby Shelf Rule. For more details see notes 7b(2) and 10a.

In addition, on February 3, 2020 the Company completed an underwritten public offering and raised a total of approximately $5.7 million (net of underwriting discounts, commissions and other offering expenses in the amount of approximately $800 thousand). For more details see note 10b.

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

c.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the impairment assessment on certain long-lived assets and fair value of share-based compensation.

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

The Company’s marketable securities include bonds issued by the State of Israel and corporate bonds with a minimum of A rating by global rating agencies. These assets are recorded at fair value with changes recorded in the statement of operations as “financial income, net”, as the Company chooses to apply the fair value option.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Property and equipment:

1)	Property and equipment are stated at cost, net of accumulated depreciation.

2)	The Company’s property and equipment are depreciated by the straight-line method on the basis of their estimated useful lives.

Annual rates of depreciation are as follows:

%
Computers and peripheral equipment	33
Production and laboratory equipment	10-14
Office furniture and equipment	7-10

Leasehold improvements are depreciated by the straight-line method over the shorter of the expected lease term and the estimated useful life of the improvements.

h.	Impairment of long-lived assets

The Company’s long-lived assets include property, equipment and long-term other assets. The Company evaluates its long-lived assets for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When necessary, the Company calculates the undiscounted value of the projected cash flows associated with the asset, or asset group, and compares this estimated amount to the carrying amount. If any of its long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

As further discussed in note 6e(3), during the year ended December 31, 2019, the Company recorded an impairment loss in the amount of $13.7 million related to certain of its long-lived assets. The impairment charge is recorded as an operating expense.

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

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

As of December 31, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation, which establishes that the measurement of equity-classified nonemployee awards will be fixed at the grant date. The adoption of ASU 2018-07 did not have an impact on the consolidated statements of operations.

The Company has elected to recognize forfeitures as they occur.

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

Research and development expenses, net for the years ended December 31, 2019 and 2018, include participation in research and development expenses in the amount of approximately $1.1 million and approximately $829 thousand, respectively.

Clinical trial expenses are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations (CROs). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate trial expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended. In the event advance payments are made to a CRO, the payments are recorded as other assets, which will be recognized as expenses as services are rendered.

k.	Income taxes:

1)	Deferred taxes

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

	December 31,
	2019	2018
Outstanding stock options	4,325,105	3,301,669

m.	Fair value measurement

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

o.	Leases

The Company is a lessee in several noncancelable operating leases primarily for office and operational spaces and vehicles. The Company currently has no finance leases.

Commencing January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, “Leases”. The Company determines if an arrangement is a lease at inception. Right-of-use, or ROU, assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Operating lease ROU assets are presented as operating lease right of use assets on the consolidated balance sheets.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is presented separately as operating lease liabilities on the consolidated balance sheets.

Lease expense is recognized on a straight-line basis for operating leases. The Company’s leases may include variable payments based on measures that include changes in price index. Change to index based variable lease payments is expensed in the period of the change. Variable lease payments are presented as operating expense on the consolidated statements of operations in the same line item as expense arising from fixed lease payments.

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

The Company’s lease terms may include options of the Company as the lessee to extend the lease. The lease extensions are included in the measurement of the right of use asset and lease liability if it is reasonably certain that it will exercise that option.

Because the Company’s leases do not provide an implicit rate of return, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The Company has lease agreements with lease and non-lease components and has elected the practical expedient to combine lease and non-lease components for all underlying classes of assets All fixed payments of non-lease components will be included in the measurement of lease payments, the ROU asset, and the lease liability for all leases entered into on or after January 1, 2019. All variable payments for non-lease components and executory costs will be recognized and disclosed as variable lease payments.

We applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application (“Transition Date”). Consequently, the disclosures required under Topic 842 are not provided for dates and periods before January 1, 2019.

Topic 842 provides for a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits not to reassess under Topic 842 its prior conclusions about lease identification, lease classification, and initial direct costs.

Topic 842 had a material impact on our consolidated balance sheets but did not have an impact on our consolidated statements of operations. The most significant impact was the recognition of $2.2 million in ROU assets and $2.2 million in lease liabilities.

ROU assets for operating leases are periodically reviewed for impairment losses under ASC 360-10, “Property, Plant, and Equipment”, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Newly issued accounting pronouncements

1)	In February 2016, the FASB established ASC Topic 842, “Leases” (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company adopted the new standard on January 1, 2019 using the modified retrospective transition method and has not restated comparative periods.

The new standard also provides practical expedients for an entity’s ongoing accounting. Beginning in 2019, the Company changed its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 6d.

2)	In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation” (Topic 718” or “ASU 2018-07”) to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard, adopted as of January 1, 2019, had no impact on the Company’s consolidated financial statements.

New accounting pronouncements effective in future periods

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements, but does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities include bonds issued by the State of Israel and corporate bonds with a minimum of A rating by global rating agencies. These assets are recorded as fair value with changes recorded in the statement of operations as “financial income, net”, as the Company chose to apply the fair value option. These assets are categorized as Level 1.

As of December 31, 2019, and 2018, the amount of the marketable securities is approximately $770 thousand and $1.3 million, respectively.

The gain, net from changes in marketable securities amounted to approximately $13 thousand in 2019 and the loss, net from changes in fair value through profit or loss amounted to approximately $194 thousand in 2018.

NOTE 4 - PROPERTY AND EQUIPMENT, NET:

	December 31
	2019	2018
	U.S. dollars in thousands
Cost:
Computers and communications equipment	$248	$237
Production and laboratory equipment	7,286	7,280
Office furniture and equipment	208	203
Leasehold improvements	2,029	2,029
Large-scale automated production line, see note 6e(1) and 6e(3)	-	8,826
	9,771	18,575
Less:
Accumulated depreciation	(7,196)	(6,342)
Property and equipment, net	$2,575	$12,233

Depreciation expense totaled approximately $854 thousand, and approximately $859 thousand for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019 the Company had impairment of large-scale automated production line in the amount of $9.6 million. For more details, see note 6e(1) and 6e(3).

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Contribution plan expenses totaled approximately $610 thousand and approximately $615 thousand for the years ended December 31, 2019 and 2018, respectively.

The Company expects contribution plan expenses in 2020 to amount to approximately $400 thousand.

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

As of the date of issuance of these consolidated financial statements, the Company has not yet begun to sell its product candidates and has not yet granted sub-licenses to any party, and, accordingly, no obligation has yet to arise to pay royalties in accordance with the license agreement.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The parties are entitled to cancel the license agreement in the following cases: (a) the appointment of a liquidator or a receiver or the submission of an application for liquidation in relation to the other party, which is not cancelled within 180 days; (b) attachment proceedings, debt collecting agency proceedings and similar proceedings in connection with a significant portion of the other party’s assets; (c) the liquidation or bankruptcy of the other party; or (d) a significant breach that is not cured within 30 days from the time notice is given. If the license agreement is cancelled except in the case of its cancellation as a result of a breach by Yissum, the rights that were granted under the license will return to Yissum.

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

1)	In January 2018, the Company entered into a feasibility and option agreement with Novartis Pharmaceuticals (“Novartis”) to explore using the Accordion Pill platform for a proprietary Novartis compound. Under the agreement and the research plan, the Company’s activities will be funded by Novartis subject to the achievement of agreed milestones. In December 2019, the Company received notice from Novartis for the termination of the agreement, since this program no longer meets Novartis’ mid to long-term strategic goals. Novartis agreed to pay to the Company $1.5 million on conclusion of the program. The Company recorded this amount in the statements of operations as ‘Other income’, which was paid in February 2020.

2)	In May 2019, the Company entered into a research collaboration agreement with Merck Sharp & Dohme (“Merck”) for the development of a custom-designed Accordion Pill for one of Merck’s proprietary compounds. Under the agreement, the Company’s activities will be funded by Merck subject to the achievement of agreed milestones.

c.	Grants from the IIA

The Company has received grants from the IIA for research and development funding and therefore is subject to the provisions of the Israeli Law for the Encouragement of Research, Development and Technological Innovation in the Industry and the regulations and guidelines thereunder (the “Innovation Law”, formerly known as the Law for the Encouragement of Research and Development in Industry). Under the Innovation Law, the rate of royalties varies between 3% to 5% computed based on the revenues from the products that their development was also funded by grants from the IIA. Such commitment is up to the amount of grants received (dollar linked), plus interest at annual rate based on LIBOR. Pursuant to the Innovation Law there are restrictions regarding intellectual property and manufacturing outside of Israel, unless approval is received, and additional payments are made to the IIA.

At the time the Company received the grants, successful development of the program was not assured and, accordingly, no liability has been recognized in the financial statements.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

In February 2018, the Company received an approval from the IIA to manufacture its AP-CD/LD product outside of Israel. As such, the royalties to the IIA will be paid at an increased rate and up to an increased cap amount of three times the total amount of the IIA grants, plus interest accrued thereon, depending on the manufacturing volume to be performed outside Israel. As of December 31, 2019, the Company received from the IIA grants in the total amount of approximately NIS 42.3 million (approximately $11.3 million).

The Company did not apply for any grants from the IIA for the years ended December 31, 2019 and 2018.

d.	Lease Agreements:

1)	The Company is a tenant under a lease agreement in respect of offices and operational spaces in Jerusalem until June 30, 2021. The lease agreement includes an option to extend the lease term until June 30, 2022 (the “extension option”) which was included in the initial recognition of lease assets and liabilities as of January 1, 2019. In January 2018, the Company amended the lease agreement and added additional operational spaces and on December 31, 2019, the Company has returned these spaces to the lessor. Accordingly, as of December 31, 2019, the lease asset and operating lease liability in respect of this lease agreement have been relatively reduced. Rent payments are denominated in NIS and linked to the Israeli CPI.

To secure the Company’s obligations to the lease agreement in Jerusalem, the Company has granted a bank guarantee to the lessor, which amounted to approximately $147 thousand as of December 31, 2019.

The Company also leases office space in New York City and as of the date of the issuance of these consolidated financial statements, the office space lease agreement in Modi’in was ended.

2)	The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately three months of lease payments.

Lease expense for the year ended December 31, 2019 was comprised of the following:

Year ended December 31,
2019
U.S. dollars in thousands
Operating lease expense	743
Short-term lease expense	102
Variable lease expense	2
847

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Supplemental information related to leases are as follows:

December 31,
2019
U.S. dollars in thousands

Operating lease right-of-use assets	1,243
Current Operating lease liabilities	544
Non-current operating lease liabilities	799

Other information:

Operating cash flows from operating leases (cash paid in thousands)	743
Weighted Average Remaining Lease Term (years)	2.43
Weighted Average Discount Rate of operating leases	5.45%

Maturities of lease liabilities are as follows:

Amount
Year	U.S. dollars in thousands
2020	599
2021	550
2022	274
Total lease payments	1,423
Less imputed interest	(80)
Total	1,343

3)	ASC 840 Disclosures-

The Company elected the modified retrospective transition method and included the following tables previously disclosed. The lease expenses for 2018 amounted to approximately $680 thousand.

Future contractual obligations under the abovementioned operating lease agreements (not including the Extension Option) as of December 31, 2018 are as follows:

Amount
Year	U.S. dollars in thousands
2019	772
2020	721
2021	332
Total	1,825

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

e.	Establishment of the Commercial Scale Production Capabilities for AP-CD/LD

1)	Automated Production Line

In April 2017, the Company engaged with an international manufacturer for ordering a large-scale automated production line for manufacturing Accordion Pills (the “Production Line”). The total cost of the Production Line amounted to approximately €8.2 million (approximately $9.6 million). As of December 31, 2019, the Company paid in full all the consideration. As of the date of the issuance of these consolidated financial statements, the installation process and qualification studies of the Production Line at the commercial site at Lohmann Therapie-Systeme AG (“LTS”) was completed and the Company has initiated the validation and stability studies. For more details regarding the Manufacturing Services with LTS, see note 6e(2) below. For the year ended December 31, 2019 the Company recorded a full impairment charge of the Production Line, for more details see note 6e(3).

2)	LTS Process Development Agreement

In December 2018, the Company entered into a Process Development Agreement for Manufacturing Services with LTS for the manufacture of AP-CD/LD (the “Agreement”). Under the Agreement, the Company will bear the costs incurred by LTS to acquire the production equipment for AP-CD/LD (“Equipment”) which amounted to approximately €6.8 million (approximately $7.8 million), and this amount will later be reimbursed to the Company by LTS in the form of a reduction in the purchase price of the AP-CD/LD product.

As of December 31, 2019, the Company paid in full all the consideration.

The Company has recognized the Equipment as non-current other assets. As of December 31, 2019, the fair value of the Equipment is approximately $3.7 million. For the year ended December 31, 2019, the Company recorded an impairment charge of the Equipment in the amount of approximately $4.1 million. For more details, see note 6e(3) below.

The Agreement contains several termination rights which are expected to be included in a definitive manufacturing and supply agreement. As of December 31, 2019, the Company recognized a liability that was recorded against research and development expenses, net in the amount of €2.0 million (approximately $2.2 million) for LTS’s facility upgrading costs. This liability will be paid to LTS only if the Company decides not to continue with the project or commercialization of AP-CD/LD. The liability that was recorded as of December 31, 2018, was approximately €1.65 million (approximately $1.9 million).

3)	Impairment Assessment

On July 22, 2019, the Company announced top-line results from its pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s which did not meet its target endpoints. The Company determined that the Phase III clinical trial results constituted a triggering event that required the Company to evaluate its Production Line and Equipment net from the liability described in note 6e(2), together “AP-CD/LD Assets, net” for impairment test.

For the year ended December 31, 2019, the Company recorded an impairment charge of approximately $13.7 million of its AP-CD/LD Assets, net which represents excess carrying value compared to the fair value of the AP-CD/LD Assets, net.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The following table illustrates the effect of the impairment assessment on the AP-CD/LD Assets, net, as of December 31, 2019:

	Cost/ Liability	Impairment Charge	Fair Value
	U.S. dollars in thousands
Production Line	$9,568	$(9,568)	$-
Equipment	7,812	(4,095)	3,717
Liability for LTS’s facility upgrading costs	(2,244)	-	(2,244)
AP-CD/LD Assets, net	$15,136	$(13,663)	$1,473

No impairment of long-lived assets was recorded for the year ended December 31, 2018.

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

f.	Lawsuit

In December, 2019, two former directors and officers (the “plaintiffs”) filed a statement of claim with the Jerusalem District Labor Court alleging breach of contract related to a purported vesting of certain options issued to the plaintiffs pursuant to the execution of the LTS Agreement and further alleging payments due for unredeemed vacation days.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The plaintiffs are seeking pecuniary damages of NIS 2.4 million (approximately $700 thousand) plus interest and linkage to the Israeli CPI. In addition, the plaintiffs have filed motions to obtain liens on the Company’s assets to secure any future recovery. That motion was withdrawn pursuant to the court’s recommendation at the conclusion of a hearing held on February 9, 2020.

The Company records a provision in its financial statements to the extent that it concludes that a contingent liability is probable and the amount thereof is estimable.

The Company together with its legal advisors believe that it has good defense arguments to the claims against it and filed a statement of defense to the complaint on March 8, 2020 in which it rejected all of the plaintiffs’ claims. Accordingly, management assessed the likelihood of damages and concluded that no provisions are needed to be recorded within the financial statements regarding the matter disclosed in this note.

NOTE 7 - SHARE CAPITAL:

a.	Rights of the Company’s ordinary shares

Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

b.	Changes in share capital:

1)	In April 2018, the Company completed an underwritten public offering, pursuant to which the Company issued 6,750,000 ordinary shares at a price of $5.25 per ordinary share. In May 2018, the underwriters partially exercised their over-allotment option and purchased 400,000 additional ordinary shares. The total net proceeds were approximately $35.0 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of $2.5 million.

2)	On March 1, 2019, the Company entered into a Sales Agreement with Cowen which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect from time to time, to offer and sell ordinary shares through an “at-the-market” equity offering program having an aggregate offering price of up to $75.0 million through Cowen acting as sales agent. The issuance and sale of ordinary shares by the Company under the program is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on March 1, 2019 and declared effective on March 28, 2019. During September and December 2019, the Company sold 1,944,512 ordinary shares under the Sales Agreement at an average price of $1.13 per share for aggregate net proceeds of approximately $2.1 million, net of issuance expenses of approximately $112 thousand.

3)	On December 2, 2019, the Company entered into an ordinary shares purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations in the Purchase agreement, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of the Company’s ordinary shares over the 30-month term of the Purchase Agreement. The Company will control the timing and amount of sales of the Company’s ordinary shares to Aspire Capital. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 612,520 ordinary shares.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - SHARE CAPITAL (continued):

c.	Share-based compensation:

1)	In September 2005, the Company’s board of directors approved a share option plan for grants to directors, employees and consultants. The 2005 plan expired in September 2015.

In January 2016, the Company’s board of directors approved a new option plan (the “2015 Plan”). Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 700,000 ordinary shares for grants to directors, employees and consultants. In July 2016, an increase of 700,000 ordinary shares was approved by the board of directors.

In December 2017, June 2018 and December 2019, an increase of 2,100,000, 1,000,000 and 1,000,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders.

As of December 31, 2019, 1,459,238 shares remain available for grant under the Plan.

The Plan is designed to enable the Company to grant options to purchase ordinary shares under various and different tax regimes including, without limitation: pursuant and subject to Section 102 of the Israeli Tax Ordinance and pursuant and subject to Section 3(i) of the Israeli Tax Ordinance.

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

2)

On August 22, 2019, the Company reduced the exercise price of 1,263,655 options previously granted to employees (excluding executive officers and directors) to $0.44 (determined based on the close price of the Company’s ordinary shares on Nasdaq on August 21, 2019).  The total incremental fair value of these options amounted to $253 thousand and was determined based on the Black-Scholes pricing options model using the following assumptions: risk free interest rate of 1.5%, expected volatility of 99% - 122%, expected term of 2.6-4.4 years and dividend yield of 0%. The incremental fair value of the fully vested options as of August 22, 2019 in the amount of $62 thousand was recognized immediately. The remaining incremental fair value will be recognized over the remaining vesting period and until January 2022.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - SHARE CAPITAL (continued):

3)	During the years ended December 31, 2019 and December 31, 2018, the Company granted options to employees and directors as follows:

	Year ended December 31, 2019
	Number of options granted	Exercise price range	Vesting period	Expiration
Employees*	1,465,000	$0.9-$7.64	3 years	7 years
Directors	140,000	$0.62-$4.86	3 years	7 years

	Year ended December 31, 2018
	Number of options granted	Exercise price range	Vesting period	Expiration
Employees*	1,175,000	$4.44-$6.67	3 years	7 years
Directors	120,000	$4.44	3 years	7 years

*	As part of the reduction in exercise price of the options described in note 7c(2), the option exercise price was adjusted to $0.44.

The weighted average fair value of options granted during the years was generally estimated by using the Black-Scholes option-pricing model as follows:

	Year ended December 31
	2019	2018

Weighted average fair value	$2.76	$2.37

The underlying data used for computing the fair value of the options are as follows:

	Year ended December 31
	2019	2018
Value of ordinary share	$0.51-$7.46	$4.20-$6.45
Dividend yield	0%	0%
Expected volatility	53.32%-100.04%	45.87%-46.47%
Risk-free interest rate	1.65%-2.57%	2.25%-2.73%
Expected term	5 years	5 years

The following table summarizes the number of options outstanding with exercise price in NIS for the years ended December 31, 2019 and December 31, 2018, and related information:

	Employees and directors		Consultants
	Number of options	NIS (1)	Number of options	NIS (1)

Outstanding at January 1, 2018	349,152	30.27	8,035	0.5
Forfeited	(400)	34.24	-	-
Expired	(53,300)	45.48	-	-
Outstanding at December 31, 2018	295,452	27.52	8,035	0.5
Exercised	(16)	0.5	(2,530)	0.5
Forfeited	(85,909)	23.25	-	-
Expired	(126,852)	21.89	(5,505)	0.5
Outstanding at December 31, 2019	82,675	40.60	-	-

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - SHARE CAPITAL (continued):

The following table summarizes the number of options outstanding with exercise price in USD for the years ended December 31, 2019 and December 31, 2018, and related information:

	Employees and directors
	Number of options	USD(2)

Outstanding at January 1, 2018	1,872,683	5.74
Granted	1,295,000	6.01
Exercised	(7,218)	4.14
Forfeited	(22,282)	6.64
Expired	-	-
Outstanding at December 31, 2018	3,138,183	5.85
Granted	1,605,000	(3) 3.45
Exercised	(99,643)	(3) 2.83
Forfeited	(450,745)	(3) 4.00
Expired	(269,900)	7.00
Outstanding at December 31, 2019	3,922,895	(3) 4.13

(1)	Weighted average price in NIS per share.
(2)	Weighted average price in USD per share.
(3)	After giving effect to the reduction in exercise price of the options described in note 7c(2).

The following table summarizes information concerning outstanding and exercisable options with exercise prices in NIS as of December 31, 2019:

December 31, 2019
Options outstanding			Options exercisable
Exercise price per share (NIS)	Number of options outstanding at the end of year	Weighted average remaining contractual life	Number of options exercisable at the end of year	Weighted average remaining contractual life

32.47-39.55	45,000	0.89	45,000	0.89
48.91	32,253	0.28	32,253	0.28
52.35	5,422	0.17	5,422	0.17
	82,675		82,675

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - SHARE CAPITAL (continued):

The following table summarizes information concerning outstanding and exercisable options with exercise prices in USD as of December 31, 2019:

December 31, 2019
Options outstanding			Options exercisable
Exercise price per share (USD)	Number of options outstanding at the end of year	Weighted average remaining contractual life	Number of options exercisable at the end of year	Weighted average remaining contractual life

0.447-0.9	1,355,451	5.65	402,398	4.50
3.526	224,478	6.38	224,478	6.38
4.14-4.47	505,466	5.93	230,540	5.60
5.19-5.46	435,000	5.85	310,001	5.95
6-6.7	697,500	6.37	466,665	6.23
7.628-7.64	505,000	6.11	-	-
8.56	200,000	7.91	133,334	7.91
	3,922,895		1,767,416

The aggregate intrinsic value of the total outstanding and exercisable options as of December 31, 2019, is $50 thousand and $21 thousand respectively.

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31
	2019	2018
	U.S. dollars in thousands
Research and development expenses, net	$1,634	$1,732
General and administrative expenses	1,587	1,495
	$3,221	$3,227

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31
	2019	2018
	U.S. dollars in thousands
a. Prepaid expenses and other receivables:
Institutions	$1,836	$1,683
Termination fee, Novartis (see note 6b(1))	1,500	-
Prepaid expenses	194	227
Advances to suppliers	3	728
Interest receivable	3	118
Other receivables	147	230
	$3,683	$2,986
b. Accounts payable and accruals - other:
Expenses payable	2,838	3,400
Salary and related expenses, including social security and other taxes	1,277	1,078
Current operating lease liabilities (see note 6d)	544	-
Accrual for vacation days and recreation pay for employees	154	309
Other	22	20
	$4,835	$4,807

Statements of operations:

c. Financial income (expenses), net:

	Year ended December 31
	2019	2018
	U.S. dollars in thousands
Financial income:
Interest on cash and cash equivalents	$330	$852
Gains from changes in fair value of marketable securities	13	-
	$343	$852
Financial expenses -
Loss from changes in exchange rates	$(180)	$(747)
Losses from changes in fair value of marketable securities	-	(194)
Bank fees	(15)	(23)
	$(195)	$(964)
Financial income (expenses), net	$148	$(112)

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME:

a.	Tax rates

1)	Income from Israel is taxed according to the Israeli tax laws. Capital gains are taxed at the standard corporate tax rate.

Israeli tax rate relevant to the Company is 23%. For tax benefits in Israel see note b below.

2)	Income of the subsidiary is taxed according to the federal tax laws in the US and the relevant state laws. The relevant U.S. statutory tax rates for 2019 and 2018 were 21%. The relevant state tax rate for 2019 and 2018 was approximately 7%.

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

As of December 31, 2019, Intec has not yet generated operating income that will allow it to benefit from the tax benefits under the ECI Law.

The tax benefits under the ECI Law will apply for a period of up to ten years from the first year in which taxable income will be generated and are scheduled to expire at the end of 2023.

c.	Tax assessments

Intec has tax assessments that are considered to be final through tax year 2015.

d.	Losses for tax purposes carried forward to future years

As of December 31, 2019, Intec had approximately $144.9 million of net carry forward tax losses which are available to reduce future taxable income with no limited period of use.

e.	Subsidiary tax expenses

During 2019 and 2018, the Subsidiary incurred a tax expense in the amount of approximately $638 thousand and approximately $103 thousand, respectively. In 2019, the Company has provided full valuation allowance with respect to the subsidiary’s share-based compensation expenses and accordingly recorded in 2019 tax expenses of $562 thousand.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

f.	Deferred income taxes:

	December 31
	2019	2018
	U.S. dollars in thousands
In respect of:
Net operating loss carry forward	$33,316	$24,739
Research and Development expenses	6,209	6,705
Impairment of long-lived assets	3,143	-
Issuance costs	216	734
Other	1,138	787
Less—valuation allowance	(44,022)	(32,684)
Net deferred tax assets	$-	$281

The change in valuation allowance for the years ended December 31, 2019 and 2018 were as follows:

	December 31
	2019	2018
	U.S. dollars in thousands
Balance at the beginning of the year	$32,684	$22,774
Changes during the year	11,338	9,910
Balance at the end of the year	$44,022	$32,684

g.	Loss before income tax

The components of loss before income tax are as follows:

	December 31
	2019	2018
	U.S. dollars in thousands
Income (loss) before income tax:
Intec	$(47,331)	$(43,943)
Subsidiary	370	503
	$(46,961)	$(43,440)

h.	Current taxes on income

The main reconciling item between the statutory tax rates of the Company and the effective rate is the share-based compensation and the provision for valuation allowance in respect of tax benefits from carryforward tax losses and issuance costs due to the uncertainty of the realization of such tax benefits.

i.	ASC No. 740, Income Taxes, requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company.

The following table summarizes the activity of the Company unrecognized tax benefits:

	December 31
	2019	2018
	U.S. dollars in thousands
Balance at the beginning of the year	$309	$-
Increase in uncertain tax positions for the current year	295	309
Balance at the end of the year	$604	$309

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - EVENTS SUBSEQUENT TO DECEMBER 31, 2019:

a.	During January 2020, the Company sold 831,371 ordinary shares under the Sales Agreement at an average price of $0.525 per share for aggregate net proceeds of approximately $421 thousand, net of issuance expenses of approximately $15 thousand.

b.	In February 2020, the Company completed an underwritten public offering, pursuant to which the Company issued 15,280,000 ordinary shares, pre-funded warrants to purchase 970,000 ordinary shares and warrants to purchase 16,250,000 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.0001 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant were sold together at a combined price of $0.40. Each warrant shall be exercisable at an exercise price of $0.40 per share and has a term of five years from the date of issuance. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of $800 thousand.

c.	On February 17, 2020, the board of directors approved a grant of options to purchase an aggregate of 645,000 ordinary shares to the Company’s executive officers and employees. Each option shall be exercisable at an exercise price of $0.4287 per share. The options will vest over a three-year period, with one-third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options will expire seven years after the date of grant. The value of the benefit in respect of the said options, as calculated on the grant date, is approximately $127 thousand. In addition, the board of directors approved a grant of options to purchase 125,000 ordinary shares to the Company’s Chief Executive Officer which shall be granted following the approval of the Company’s shareholders at a general meeting of shareholders. Each option shall be exercisable at an exercise price per share equal to the average closing sale price of the Company’s ordinary shares on the NASDAQ Capital Market over the 30 trading day period prior to the date of the general meeting of shareholders, or the fair market value of one of our ordinary shares on the date prior to the general meeting, whichever amount is greater. These options will vest over a three-year period, with one third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options will expire seven years after the date of grant.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019 these disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that as of December 31, 2019, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information relating to our executive officers and directors as of February 29, 2020.

Name	Age	Position
Executive Officers
Jeffrey A. Meckler	53	Chief Executive Officer, Vice Chairman of the Board of Directors
Dr. Nadav Navon	51	Chief Operating Officer
Walt A. Linscott, Esq.	59	Chief Business Officer
Nir Sassi	44	Chief Financial Officer
Dr. R. Michael Gendreau	64	Chief Medical Officer
Non-Executive Directors
Dr. John W. Kozarich (3)	70	Chairman of the Board of Directors
Hila Karah (1)(2)(3)	51	Director
Anthony J. Maddaluna (2)(3)	67	Director
William B. Hayes (1)	54	Director
Dr. Roger J. Pomerantz (1)(2)	62	Director

(1)	Member of audit committee

(2)	Member of compensation committee

(3)	Member of nominating and corporate governance committee

Biographical information with respect to our executive officers and directors is provided below.

Information about Our Executive Officers

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

Hila Karah has served as a member of our board of directors since December 2009. Ms. Karah is an experienced board director and since 2013 serves as an independent business consultant to private and public companies on strategy, operations, financing, regulatory and corporate governance. From November 2017 to September 2018, Ms. Karah was the executive chairperson of FloraFotonica Ltd., an Israeli Agro Tech startup. From 2006 until 2013, Ms. Karah was the chief investment officer of Eurotrust Ltd., a family office, where she focused primarily on investments in life science, internet and high-tech companies. Prior to joining Eurotrust, Ms. Karah served as a senior analyst at Perceptive Life Sciences Ltd., a New York-based hedge fund. Prior to her position at Perceptive, Ms. Karah was a research analyst at Oracle Partners Ltd., a healthcare-focused hedge fund based in Connecticut. Ms. Karah has served on the board of Cyren Ltd., a cyber security company (Nasdaq, TASE: CYRN), since 2008 and the board of Dario Health Corp. (Nasdaq: DRIO) since 2014. She also serves on the board of several private companies. Ms. Karah has a BA in molecular and cell biology from the University of California, Berkeley, and has studied at the UCSB – UCSF Joint Medical Program. We believe Ms. Karah is qualified to serve on our board of directors because of her longstanding service with us, her investment career in life science companies, her scientific background and experience serving on public company boards.

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

William B. Hayes has served on our board of directors since June 2018. Most recently, Mr. Hayes was Executive Vice President, Chief Financial Officer and Treasurer of Laboratory Corporation of America Holdings (LabCorp) (NYSE: LH), a diagnostics laboratory company. Mr. Hayes joined LabCorp in 1996, where he was responsible for day-to-day operations of the revenue cycle function. He rose through a series of promotions and in 2005 was named Executive Vice President, Chief Financial Officer and Treasurer of LabCorp, a role he held until his retirement in 2014. Prior to LabCorp, Mr. Hayes was at KPMG for nine years in their audit department. Since October 2019, Mr. Hayes has served on the board of Builders FirstSource, a supplier and manufacturer of building materials (Nasdaq: BLDR), and currently chairs its audit committee. Previously, Mr. Hayes served as a director from March 2016 for Patheon N.V. (NYSE: PTHN), a pharmaceutical manufacturing company, until its acquisition by Thermo Fisher in late 2017. Mr. Hayes holds a Bachelor of Science in accounting from the University of North Carolina at Greensboro and is a Certified Public Accountant. We believe Mr. Hayes is qualified to serve on our board of directors because of his accounting background and experience serving on public company boards.

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

Under our articles of association, our board of directors must consist of at least four and not more than nine directors, including at least two external directors, to the extent applicable and subject to the Relief Regulations described below under “—External Directors”. Our board of directors currently consists of six members. Our directors are elected at the annual and/or special general meeting of our shareholders by a simple majority. Because our ordinary shares do not have cumulative voting rights in the election of directors, the holders of a majority of the voting power represented at a shareholders meeting have the power to elect all of our directors. We have held elections for each of our non-external directors at each annual meeting of our shareholders since our initial public offering in Israel.

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

Audit Committee

Our audit committee consists of Brad Hayes, Hila Karah and Roger Pomerantz. Mr. Hayes serves as the Chairman of the audit committee.

Under the Nasdaq Capital Market corporate governance rules, we are required to maintain an audit committee consisting of at least three independent directors, each of whom is financially literate and one of whom has accounting or related financial management expertise. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Capital Market corporate governance rules. Our board of directors has affirmatively determined that Brad Hayes is an audit committee financial expert as defined by the SEC rules and has the requisite financial experience as defined by the Nasdaq Capital Market corporate governance rules.

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

Compensation Committee

Our compensation committee currently consists of Roger J. Pomerantz, M.D. (Chairman), Hila Karah, Anthony J. Maddaluna. Dr. Pomerantz serves as the Chairman of the compensation committee. Each member of our compensation committee is independent under the Nasdaq Stock Market rules.

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

Delinquent Section 16(a) Reports

Section 16(a) of the 1934 Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our shares, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, a Form 3 was filed late by Dexcel Pharma Technologies Ltd. and Dan Oren.

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

Item 11. Executive Compensation.

Our named executive officers for 2019, which consist of our principal executive officer and the next two most-highly compensated executive officers are:

●	Jeffrey Meckler, CEO;

●	Walt. A. Linscott, Esq., Chief Business Officer; and

●	Dr. Michael Gendreau, Chief Medical Officer.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during 2019 and 2018. In addition, the table below reflects the compensation granted to our five most highly compensated office holders (as defined in the Companies Law) during or with respect to the year ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)
Jeffrey Meckler, CEO	2019	540,000		199,800	-	519,803	-	47,096	(4)	1,306,699
	2018	500,000	(2)	213,750	-	658,229	-	48,000	(4)	1,419,979
Walt A. Linscott, Esq.,	2019	340,000		170,000	-	329,024	-	47,050	(5)	886,074
Chief Business Officer	2018	300,000		130,613	-	254,884	-	48,000	(5)	733,497
Dr. Michael Gendreau,	2019	336,000		106,982	-	443,492	-	16,166	(5)	902,640
Chief Medical Officer	2018	350,483	(3)	111,008	-	408,265	-	12,081	(5)	881,837
Nadav Navon,	2019	235,094		57,523	-	309,239	-	102,319	(6)	704,175
Chief Operating Officer	2018	210,329		52,273	-	290,011	-	93,166	(6)	645,779
Nir Sassi,	2019	186,687		57,361	-	304,363	-	94,065	(7)	642,476
Chief Financial Officer	2018	165,534		42,774	-	181,239	-	85,648	(7)	475,195

(1)	Represents the share-based compensation expenses recorded in our consolidated financial statements for the year ended December 31, 2019 and 2018, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, see note 7 to our consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data.

(2)	The salary for Mr. Jeffrey Meckler in 2018 includes $112,532 of director fees.

(3)	The salary for Dr. Michael Gendreau in 2018 includes $57,150 of consulting fees.

(4)	For 2019 and 2018, referenced amount is for employer contribution to 401K plan and for life insurance and other medical premiums.

(5)	For 2019 and 2018, referenced amount is for life insurance and other medical premiums.

(6)	For 2019, the bulk of such compensation consisted of $20,494 of automobile expenses, $35,568 of deposits to severance funds, $15,214 of gross-up of related tax, $10,419 of social security payments, and deposits of $17,568 to an education fund. For 2018, the bulk of the other compensation consisted of $21,183 of automobile expenses, $31,788 deposits to severance funds, $11,597 of gross-up of related tax, $10,096 of social security payments and deposits of $15,712 to an education fund.

(7)	For 2019, the bulk of the other compensation consisted of $21,804 of automobile expenses, $28,206 deposits to severance funds, $16,943 of gross-up of related tax, $10,419 of social security payments and deposits of $13,945 to an education fund. For 2018, the bulk of the other compensation consisted of $20,147 of automobile expenses, $24,897 deposits to severance funds, $15,580 of gross-up of related tax, $10,096 of social security payments and deposits of $12,360 to an education fund.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards as of December 31, 2019, for each named executive officer:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Meckler, CEO	04/10/17(1)	80,000	40,000	5.32	04/10/2027
	05/01/17(2)	65,000	-	5.32	05/01/2027
	12/11/17(3)	253,333	126,667	6.70	12/11/2027
	06/28/18(4)	50,000	50,000	4.44	06/28/2025
	04/04/19(5)	-	125,000	7.64	04/04/2026
Walt A. Linscott, Esq., Chief Business Officer	10/23/17(6)	40,000	20,000	8.56	10/23/2027
	12/11/17 (7)	93,333	46,667	8.56	12/11/2027
	01/22/19(8)	-	90,000	7.628	01/22/2026
	09/13/19(9)	-	200,000	0.90	09/13/2026
Dr. Michael Gendreau, Chief Medical Officer	02/01/18(10)	145,833	104,167	6.10	02/01/2025
	01/22/19(11)	-	110,000	7.628	01/22/2026

(1)	The options vest over a period of three years from April 10, 2017, 33.3% on each anniversary of such date, ending April 10, 2020.

(2)	The options vest over a period of nine months from May 1, 2017, 11.1% every month after such date, ending January 31, 2018.

(3)	The options vest over a period of three years from December 11, 2017, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending December 11, 2020.

(4)	The options vest over a period of three years from June 28, 2018, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending June 28, 2021.

(5)	The options vest over a period of three years from April 4, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending April 4, 2022.

(6)	The options vest over a period of three years from October 23, 2017, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending October 23, 2020.

(7)	The options vest over a period of three years from December 11, 2017, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending December 11, 2020.

(8)	The options vest over a period of three years from January 22, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 22, 2022.

(9)	The options vest over a period of three years from September 13, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending September 13, 2022.

(10)	The options vest over a period of three years from February 1, 2018, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending February 1, 2021.

(11)	The options vest over a period of three years from January 22, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 22, 2022.

Employment Agreements of Named Executive Officers

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

Under Mr. Meckler’s employment agreement, which has been revised on April 4, 2019, he is currently entitled to receive a base salary at the annual rate of $540,000. In addition, Mr. Meckler is entitled to (i) paid holidays as generally provided by the Company to its personnel and (ii) five weeks of paid vacation each calendar year.

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

If Mr. Meckler’s employment is terminated by the Company without cause or by Mr. Meckler for good reason during the one year period immediately following a change in control, then Mr. Meckler will be entitled to receive a lump-sum payment equal of up to two times the severance amount. In addition, subject to Mr. Meckler’s continued employment by us, in the event of (i) a change in control or (ii) the entry into a “Material Agreement” (as will be defined by our compensation committee and the board of directors) an aggregate of 605,000 options granted to Mr. Meckler that have not previously vested will become vested and exercisable immediately prior to such event.

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

On February 17, 2020, our board of directors, upon recommendation of the compensation committee, approved subject to shareholder approval which is pending, a grant of 125,000 options to Mr. Meckler, at a per share exercise price equal to the average closing price of our ordinary shares on Nasdaq Stock Market in the last 30 trading days prior to the date of grant, but not less than the fair market value under Section 409A of the Code. Subject to Mr. Meckler’s continued employment by us, the options will vest over three years according to the following schedule: 33% of the options shall vest and become exercisable on the first anniversary of the date of grant, and the remaining portion of the options shall vest and become exercisable on a pro rata basis in eight equal quarterly installments thereafter. The options will have a seven-year term, and will be subject to such other terms and conditions set forth in an option agreement to be entered into between us and Mr. Meckler and the provisions of our 2015 Plan. In the event of (i) a change in control or (ii) the entry into a “Material Agreement” (as will be defined by our compensation committee and board of directors) any options that have not previously vested shall become vested and exercisable immediately prior to such event.

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

Mr. Linscott is also entitled to an annual bonus beginning on or after January 1, 2018, during which Mr. Linscott’s term of employment continues through December 31 of each such year, Mr. Linscott will be entitled to receive an annual bonus of up to 50% of his base salary. The annual bonus will be paid, subject to the achievement by Mr. Linscott of certain goals to be set by our board of directors after consultation with Mr. Linscott and further subject to the terms of our compensation policy then in effect, as approved by our shareholders.

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

If Mr. Linscott’s employment is terminated by the Company without cause or by Mr. Linscott for good reason during the one year period immediately following a change in control, then Mr. Linscott will be entitled to receive a lump-sum payment equal to the severance amount. In addition, subject to Mr. Linscott’s continued employment by us, in the event of (i) a change in control or (ii) the entry into a “Material Agreement” (as will be defined by our compensation committee and the board of directors) 490,000 options granted to Mr. Linscott that have not previously vested will become vested and exercisable immediately prior to such event.

Mr. Linscott’s employment agreement includes additional customary provisions, such as non-solicitation, non-competition, confidentiality, intellectual property assignment, participation in our medical and similar insurance plans and reimbursement of expenses.

On February 17, 2020, our board of directors, upon recommendation of the compensation committee, approved the grant to Mr. Linscott of 90,000 options to purchase ordinary shares pursuant to the 2015 Plan. The foregoing options have an exercise price of $0.4287 per share, a seven-year term and, subject to Mr. Linscott’s continued employment with us on the applicable vesting date, vest with respect to one-third of the ordinary shares on the first anniversary of the date of grant and with respect to the balance of the ordinary shares shall vest over two years in eight equal quarterly installments following the first anniversary of the date of grant.

Employment Agreement with Chief Medical Officer, Michael Gendreau, MD.

Dr. Michael Gendreau has served as our Chief Medical Officer since February 1, 2018 under an employment agreement dated February 1, 2018, entered into between Dr. Gendreau and Intec US. Dr. Gendreau is currently entitled to receive a base salary at the annual rate of $150,000 and he is employed on a part-time basis (40% position). In addition, Dr. Gendreau is entitled to (i) paid holidays as generally provided by the Company to its personnel and (ii) four weeks of paid vacation each calendar year.

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

If Dr. Gendreau’s employment is terminated by the Company without cause or by Dr. Gendreau for good reason during the one year period immediately following a change in control, then Dr. Gendreau will be entitled to receive a lump-sum payment equal to the severance amount. In addition, subject to Dr. Gendreau’s continued employment by us, in the event of (i) a change in control or (ii) the entry into a “Material Agreement” (as will be defined by our compensation committee and the board of directors) 340,000 options granted to Dr. Gendreau under his employment agreement that have not previously vested will become vested and exercisable immediately prior to such event.

Dr. Gendreau’s employment agreement includes additional customary provisions, such as non-solicitation, confidentiality, intellectual property assignment, participation in our medical and similar insurance plans and reimbursement of expenses.

On February 17, 2020, our board of directors, upon recommendation of the compensation committee, approved the grant to Dr. Gendreau of 90,000 options to purchase ordinary shares pursuant to the 2015 Plan. The foregoing options have an exercise price of $0.4287 per share, a seven-year term and, subject to Mr. Gendreau’s continued employment with us on the applicable vesting date, vest with respect to one-third of the ordinary shares on the first anniversary of the date of grant and with respect to the balance of the ordinary shares shall vest over two years in eight equal quarterly installments following the first anniversary of the date of grant.

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

Our most recent compensation policy was last approved at our annual general meeting of shareholders that was held in May 2017 and certain amendments to the compensation policy were approved by our shareholders in December 2017, June 2018 and April 2019. Following a review of the compensation policy by our compensation committee and board of directors, our compensation committee and board have approved, and recommended that our shareholders approve, certain amendments to the compensation policy related to non-employee director cash compensation and officer and director liability insurance which are pending shareholder approval. Also, as required by the Companies Law, we intend to seek approval for a revised compensation policy at the annual general shareholders meeting which will take place in 2020.

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

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our board during the year ended December 31, 2019, other than Mr. Meckler, our Chief Executive Officer, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this Item 11.

Name	Fees earned ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dr. John W. Kozarich	80,000	-	22,610	-	-	-	102,610
Gil Bianco (2)	48,067	-	4,014	-	-	-	52,082
Hila Karah	58,302	-	32,219	-	-	-	90,521
Issac Silberman (2)	43,122	-	4,014	-	-	-	47,136
Anthony J. Maddaluna	55,750	-	21,791	-	-	-	77,541
Roger J. Pomerantz	54,182	-	26,326	-	-	-	80,508
William B. Hayes	58,750	-	30,476	-	-	-	89,226

(1)	Represents the share-based compensation expenses recorded in our consolidated financial statements for the year ended December 31, 2019, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation see note 7 to our consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data.

(2)	Messrs. Bianco and Silberman departed from our board of directors effective December 2, 2019.

Our independent, non-employee directors’ receive a yearly retainer of US$45,000 with an additional payment of up US$7,500 per each committee membership and up to $15,000 for chairing a committee in lieu of the committee membership payment membership. Upon first becoming a member of the board (whether appointed by the board or elected by the shareholders) and on each anniversary thereafter (each is referred to below as the “date of grant”), a director is awarded a grant of options to purchase 20,000 ordinary shares of the Company, provided the director is still in office at the time of the grant and vesting of the option. The options have the following terms: (i) the options vest over a period of three (3) years, 1/3 of which vest on the first anniversary date of the grant, and the additional 2/3 vest in eight (8) quarterly installments, (ii) the term of the options is seven (7) years after the grant date, unless they have been exercised or cancelled in accordance with the Plan, and (iii) the exercise price of each option is equal to the average price of our ordinary shares on Nasdaq in the last 30 days prior to the date of grant, but, with respect to U.S. taxpayers, not less than the fair market value under Section 409A of the Code.

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

Equity Compensation Plans

We maintain the 2005 Share Option Plan, or the 2005 Plan, which was adopted by our board of directors on September 19, 2005, that provides for granting options to our directors, officers, employees, consultants, advisers and service providers. As of December 31, 2019, the 2005 Plan has expired, however 82,675 options that were previously granted under the 2005 Plan are still outstanding and remain subject to its terms and conditions. Such options will remain outstanding until the earlier of their exercise or expiration in accordance with the terms of the 2005 Plan and the applicable grant agreement. All of these options were vested as of December 31, 2019, with a weighted average exercise price of NIS 40.6 per share and will expire in 2020.

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

On January 6, 2016, our board of directors adopted the 2015 Plan. Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 700,000, subject to future adjustments. On July 25, 2016, the board of directors increased the aggregate number of shares issuable under the 2015 Plan by 700,000 shares, another increase by 2,100,000 was approved by the general meeting of our shareholders on December 11, 2017, another increase by 1,000,000 was approved by the general meeting of our shareholders on June 28, 2018, and another increase by 1,000,000 was approved by the general meeting of our shareholders on December 2, 2019. In connection with the aforementioned increase of 2016, we did not obtain shareholder approval as required under Nasdaq listing rules and instead followed home practice rules that do not require such approval. Similar to the 2005 Plan, the 2015 Plan permits options to be awarded to Participants (as such term is defined in the 2015 Plan) pursuant to Section 102 of the Ordinance and Section 3(i) of the Ordinance, based on entitlement and compliance with the terms for receiving options under these sections of the Ordinance. The 2015 Plan also permits us to grant options to U.S. residents, which may qualify as “incentive stock options” within the meaning of Section 422 of the Code, and to residents of other jurisdictions.

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

As of December 31, 2019, outstanding awards under the 2015 Plan totaled 3,922,895 ordinary shares and an additional 1,459,238 awards were available for grant. Of the 3,922,895 outstanding options, options to purchase 1,767,416 ordinary shares were vested as of December 31, 2019, with a weighted average exercise price of $4.39 per share and will expire between 2024 and 2027.

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders-2015 Plan	3,922,895	$4.13	1,459,238
Equity compensation plans not approved by security holders-2005 Plan	82,675	NIS 40.6	-
Total	4,005,570		1,459,238

(1)	The weighted average remaining term for the expiration of stock options under the 2005 Plan is 0.61 years. The weighted average remaining term for the expiration of stock options under the 2015 Plan is 6.05 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our shares as of February 29, 2020, unless indicated below, by:

●	each person or entity known by us to beneficially own 5% or more of our outstanding ordinary shares;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Applicable percentage ownership is based on 52,973,580 ordinary shares outstanding as of February 29, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Ordinary shares issuable under options or warrants that are exercisable within 60 days after February 29, 2020 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Ordinary Shares		Percentage
Persons or entities holding 5% or more our outstanding ordinary shares
Intracoastal Capital LLC (1)	5,287,761		9.9%
Sabby Volatility Warrant Master Fund, Ltd.(2)	4,030,000		7.6%
Armistice Capital LLC(3)	2,731,268		5.2%

Executive officers and directors
Jeffrey A. Meckler	766,761	(4)	1.4%
John W. Kozarich	376,239	(5)	*
Nadav Navon	272,664	(6)	*
Walt A. Linscott	192,500	(7)	*
R. Michael Gendreau	212,500	(8)	*
Nir Sassi	167,056	(9)	*
Anthony J. Maddaluna	68,570	(10)	*
Hila Karah	44,918	(11)	*
Roger J. Pomerantz	13,333	(12)	*
William B. Hayes	11,667	(13)	-
All executive officers and directors as a group (10 persons)	2,126,208	(14)	3.9%

*	Less than 1%

(1)	Based on information contained in a Schedule 13G filed with the SEC on February 10, 2020 jointly by Intracoastal Capital LLC, or Intracoastal, Mitchell P. Kopin and Daniel B. Asher. As of the close of business on February 10, 2020, each of Intracoastal, Mr. Kopin and Mr. Asher may have been deemed to have beneficial ownership of 5,287,761 ordinary shares, which consisted of (i) 4,360,800 ordinary shares held by Intracoastal and (ii) 926,961 ordinary shares issuable upon exercise of a warrant held by Intracoastal, or the Intracoastal Warrant. The foregoing excludes 4,073,039 ordinary shares issuable upon exercise of the Intracoastal Warrant because the Intracoastal Warrant contains a blocker provision under which the holder thereof does not have the right to exercise the Intracoastal Warrant to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the ordinary shares. Without such blocker provision, each of the Intracoastal, Mr. Kopin and Mr. Asher may have been deemed to have beneficial ownership of 9,360,800 ordinary shares. The address of Intracoastal and Mr. Kopin is 245 Palm Trail, Delray Beach, Florida 33483 and Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

(2)	Based on information contained in a Schedule 13G filed with the SEC on February 5, 2020 jointly by Sabby Volatility Warrant Master Fund, Ltd., or Sabby Warrant Master Fund, Sabby Management, LLC, or Sabby Management, and Hal Mintz. Sabby Management indirectly owns 4,030,000 shares of ordinary shares because it serves as the investment manager of Sabby Volatility Warrant Master Fund. The address of Sabby Volatility Warrant Master Fund is c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands and the address of Sabby Management is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(3)	Based on information contained in a Schedule 13G filed with the SEC on February 7, 2020 jointly by Armistice Capital, LLC, Armistice Capital Master Fund and Steven Boyd.

(4)	Consists of (i) 196,761 ordinary shares, and (ii) 570,000 ordinary shares issuable upon exercise of outstanding, of which 121,667 will vest within 60 days of February 29, 2020.

(5)	Consists of (i) 151,761 ordinary shares, and (ii) 224,478 ordinary shares issuable upon exercise of outstanding options.

(6)	Consists of (i) 19,456 ordinary shares, and (ii) 253,208 ordinary shares issuable upon exercise of outstanding options of which 25,969, will vest within 60 days of February 29, 2020.

(7)	Consists of 192,500 ordinary shares issuable upon exercise of outstanding options of which 24,167 will vest within 60 days of February 29, 2020.

(8)	Consists of 212,500 ordinary shares issuable upon exercise of outstanding options of which 9,167 will vest within 60 days of February 29, 2020.

(9)	Consists of 167,056 ordinary shares issuable upon exercise of outstanding options of which 18,540 will vest within 60 days of February 29, 2020.

(10)	Consists of (i) 53,570 ordinary shares, and (ii) 15,000 ordinary shares issuable upon exercise of outstanding options of which 1,667 will vest within 60 days of February 29, 2020.

(11)	Consists of 44,918 ordinary shares issuable upon exercise of outstanding options of which 1,667 will vest within 60 days of February 29, 2020.

(12)	Consists of 13,333 ordinary shares issuable upon exercise of outstanding options of which 1,667 will vest within 60 days of February 29, 2020.

(13)	Consists of 11,667 ordinary shares issuable upon exercise of outstanding options of which 1,667 will vest within 60 days of February 29, 2020.

(14)	Consists of (i) 421,548 ordinary shares, and (ii) 1,704,660 ordinary shares issuable upon exercise of outstanding options, of which 206,178 will vest within 60 days of days of February 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During years ended December 31, 2019 and 2018, except as set forth below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Agreements with Officers, Directors and Others

Compensation arrangements for our executive officers and directors are described in the section entitled “Item 10. Executive Compensation.”

Giora Carni served as our Director of Technology from October 2014 as well as member of our board of directors from March 2016 to December 2017. In May 2017, following the resignation of Zeev Weiss, Mr. Carni became our interim Chief Executive Officer until July 2017 when Mr. Meckler, our current Chief Executive Officer, was appointed. As of our general meeting of shareholders held on December 11, 2017, Mr. Carni’s services as a director of the Company ended, and he served as a consultant (on a 50% basis) until June 11, 2019. Prior to his resignation Mr. Carni was entitled to a monthly gross salary of NIS 35,000 (70% scope of employment), and to social benefits, such as annual paid vacation days, severance pay, recuperation pay, manager’s insurance, sick leave and studies fund. In addition, we provided Mr. Carni with a leased company car and a mobile phone. In December 2017, following the lapse of this tenure as a member our board of directors, we entered into a new employment agreement with Mr. Carni. Mr. Carni’s agreement (50% scope of employment) was for a term starting on December 12, 2017 and ending June 11, 2019 for a monthly fee of NIS 35,000.

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

Item 14. Principal Accounting Fees and Services.

Kesselman & Kesselman, Certified Public Accountant (Israel), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, served as our independent public accountants for the fiscal years ended December 31, 2019 and 2018, for which audited consolidated financial statements appear in this Annual Report.

The following table presents the aggregate fees for professional services rendered by such accountants to us during their respective term as our principal accountants in 2019 and 2018.

	2019	2018
	(US$ in thousands)	(US$ in thousands)
Audit Fees(1)	212	186
Audit-Related fees (2)	-	23
Tax Fees (3)	-	20
All Other Fees	-	-
Total	212	229

(1)	Audit fees consists of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide and includes audit services in connection with our public offerings in the United States in 2018 and 2019.

(2)	Audit-related fees would be assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under item (1).

(3)	Tax fees relate to tax compliance, planning and advice.

Pre-Approval Policies and Procedures

Our audit committee provides assistance to our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our audit committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. Our audit committee has authorized all auditing and non-auditing services provided by Kesselman and Kesselman during 2019 and 2018 and the fees paid for such services.

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

Item 16. Form 10-K Summary

Not Applicable

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Orly Guy Ltd., dated October 23, 2000 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.2	Certificate of Name Change of Orly Guy Ltd. to Intec Pharmaceutical (2000) Ltd., dated February 7, 2001 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.3	Certificate of Name Change of Intec Pharmaceutical (2000) Ltd. to Intec Pharma Ltd., dated March 15, 2004 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.4	Articles of Association of Intec Pharma Ltd., as amended (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

4.1	Specimen share certificate (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on February 3, 2020)

4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the SEC on February 3, 2020)

4.4*	Description of Securities Registered under Section 12

10.1†	Joint Venture for R&D, dated June 1, 2000, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharmaceutical Partnership Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.2†	Notice of Extension Letter, dated October 5, 2004, from Intec Pharma Ltd. to Yissum Research Development Company of the Hebrew University of Jerusalem (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.3	Amendment, dated July 13, 2005, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd., to the Joint Venture for R&D Agreement dated June 1, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.4	Research Agreement, dated January 15, 2008, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.5	Compensation Policy for Intec Pharma Ltd.’s Directors and Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on April 5, 2019)

10.6+	Intec Pharma Ltd. 2005 Share Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.7+	Intec Pharma Ltd. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 25, 2016)

10.8	Form of Intec Pharma Ltd. Grant Letter – Section 102*

10.9	Form of Intec Pharma Ltd. 2015 Equity Incentive Plan Notice Of Non-Qualified Stock Option Award*

10.10	Unprotected Lease Agreement between Intec Pharma Ltd. and R.M.P.A. Assets Ltd., dated June 2, 2003, together with supplements thereto dated as of April 21, 2004, January 1, 2006, December 15, 2009, January 18, 2011, October 28, 2015 and December 31, 2017 (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.11+	Employment Agreement, dated December 11, 2017, between Intec Pharma Inc., Intec Pharma Ltd. and Jeffrey A. Meckler (incorporated herein by reference to Exhibit 4.11 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.12+	Employment Agreement, dated January 15, 2006, between Intec Pharma Ltd. and Nadav Navon, as amended on May 29, 2011, March 2012, October 21, 2013 and January 1, 2018 (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.13+	Employment Agreement, dated February 23, 2010, between Intec Pharma Ltd. and Nir Sassi, as amended on March 28, 2012, October 21, 2013 and January 1, 2018 (incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.14	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 28, 2015)

10.15	Form of Exemption from Liability (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 28, 2015)

10.16†	Amendment, dated March 12, 2015, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd., to the Joint Venture of R&D Agreement dated June 1, 2000 (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 16, 2015)

10.17+	Employment Agreement dated October 23, 2017 between Intec Pharma, Inc. and Walt Addison Linscott, Esq. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.18+	Employment Agreement dated February 1, 2018 between Intec Pharma, Inc. and Michael Gendreau, MD (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.19†	Process Development Agreement dated as of December 17, 2018 by and between Intec Pharma Ltd. and LTS LOHMANN Therapie-Systeme AG (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.20	Sales Agreement between Intec Pharma Ltd. and Cowen and Company, LLC dated March 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019)

10.21	Ordinary Shares Purchase Agreement, dated December 2, 2019 between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 3, 2019)

10.22	Registration Rights Agreement, dated December 2, 2019, between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on December 3, 2019)

10.23	Underwriting Agreement, dated January 30, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 4.24 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountant (Isr.), independent registered public accounting firm, a member of PricewaterhouseCoopers International Limited

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Furnished herewith
†	Certain portions of this agreement have been omitted under a confidential treatment order pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and filed separately with the SEC.
+	Indicates management contract or compensatory plan.

Certain agreements filed as exhibits to this Annual Report contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and that may not be reflected in such agreements. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intec Pharma Ltd.

Date: March 13, 2020	By:	/s/ Jeffrey A. Meckler
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

Name	Title	Date

/s/ Jeffrey A. Meckler	Chief Executive Officer and Vice Chairman	March 13, 2020
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 13, 2020
Nir Sassi	(Principal Financial and Accounting Officer)

/s/ Dr. John Kozarich	Chairman of the Board of Directors	March 13, 2020
Dr. John Kozarich

/s/ Hila Karah	Director	March 13, 2020
Hila Karah

/s/ Anthony J. Maddaluna	Director	March 13, 2020
Anthony J. Maddaluna

/s/ Dr. Roger J. Pomerantz	Director	March 13, 2020
Dr. Roger J. Pomerantz

/s/ William B. Hayes	Director	March 13, 2020
William B. Hayes