Form 10-Q
period 2020-03-31
Intec Pharma Ltd.
filed 2020-05-11
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant’s ordinary shares outstanding as of May 8, 2019: 69,265,532.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2020

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,892	$9,292
Investment in marketable securities (Note 3)	-	770
Prepaid expenses and other receivables	2,638	3,683
TOTAL CURRENT ASSETS	13,530	13,745

NON-CURRENT ASSETS:
Property and equipment, net	2,272	2,575
Operating lease right-of-use assets	1,117	1,243
Other assets (Note 4a)	3,717	3,717
TOTAL NON-CURRENT ASSETS	7,106	7,535

TOTAL ASSETS	$20,636	$21,280

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$930	$3,507
Other (Note 6)	4,187	4,835
TOTAL CURRENT LIABILITIES	5,117	8,342
LONG-TERM LIABILITIES -
Operating lease liabilities	647	799
Other liabilities	652	604
TOTAL LONG-TERM LIABILITIES	1,299	1,403
TOTAL LIABILITIES	6,416	9,745

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 100,000,000 Ordinary Shares as of March 31, 2020 and December 31, 2019; issued and outstanding: 52,973,580 and 35,892,209 Ordinary Shares as of March 31, 2020 and December 31, 2019, respectively	727	727
Additional paid-in capital	206,786	200,231
Accumulated deficit	(193,293)	(189,423)
TOTAL SHAREHOLDERS’ EQUITY	14,220	11,535
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,636	$21,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31
	2020	2019
	U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	$(2,024)	$(8,542)
GENERAL AND ADMINISTRATIVE EXPENSES	(1,715)	(2,190)
OPERATING LOSS	(3,739)	(10,732)
FINANCIAL INCOME (EXPENSES), net	(70)	110
LOSS BEFORE INCOME TAX	(3,809)	(10,622)
INCOME TAX	(61)	(34)
NET LOSS	$(3,870)	$(10,656)

	U.S. dollars
LOSS PER ORDINARY SHARE - BASIC AND DILUTED	$(0.08)	$(0.32)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	46,918	33,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
	U.S. dollars in thousands

BALANCE AT JANUARY 1, 2019	33,232,988	$727	$194,642	(141,824)	$53,545
CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2019:
Exercise of options	64,383	-	257	-	257
Share-based compensation (Note 5b)	-	-	943	-	943
Net loss	-	-	-	(10,656)	(10,656)
BALANCE AT MARCH 31, 2019	33,297,371	$727	$195,842	$(152,480)	$44,089

BALANCE AT JANUARY 1, 2020	35,892,209	$727	$200,231	(189,423)	$11,535
CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2020:
Issuance of ordinary shares, net of issuance costs (Note 5a(1))	831,371	-	421	-	421
Issuance of ordinary shares and warrants, net of issuance costs (Note 5a(2))	16,250,000	-	5,692	-	5,692
Share-based compensation (Note 5b)	-	-	442	-	442
Net loss	-	-	-	(3,870)	(3,870)
BALANCE AT MARCH 31, 2020	52,973,580	$727	$206,786	$(193,293)	$14,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2020	2019
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,870)	$(10,656)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	306	218
Exchange differences on cash and cash equivalents	135	8
Change in right of use asset	126	163
Change in lease liabilities	(152)	(98)
Gains on marketable securities	(2)	-
Share-based compensation	442	943
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other receivables	1,045	340
Increase in deferred tax assets	-	(69)
Increase (decrease) in accounts payable and accruals	(3,225)	1,813
Increase in other liabilities	48	76
Net cash used in operating activities	(5,147)	(7,262)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(10)
Investment in other assets	-	(1,206)
Proceeds from disposal of marketable securities, net	772	576
Net cash (used in) provided by investing activities	769	(640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	421	-
Proceeds from issuance of ordinary shares and warrants, net of issuance costs	5,692	-
Proceeds from exercise of options	-	161
Net cash provided by financing activities	6,113	161
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,735	(7,741)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,292	39,246
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(135)	(8)
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$10,892	$31,497

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability with respect to property and equipment	$-	$462
Liability with respect to other assets (see note 4a)	$-	$648
Receivables with respect to exercise of options	$-	$96

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Interest received	$9	$128

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

2)	The Company engages in research and development activities and has not yet generated revenues from operations. On July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of March 31, 2020, the cumulative losses of the Company were approximately $193.3 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that, without further fund raising, it will not have sufficient working capital to enable it to continue advancing its activities, including the research and development of its product candidates and the manufacturing activities of the AP-CD/LD in the foreseeable future. The Company's ability to execute its operating plan is dependent on its ability to obtain additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or raising capital from the public and/or private investors and/or institutional investors. The negative outcome of the Phase III clinical trial that was announced on July 22, 2019 and uncertainty regarding the Company's development programs is expected to adversely affect its ability to obtain funding and there is no assurance that it will be successful in obtaining the level of financing needed for its activities. In addition, the COVID-19 pandemic ("Coronavirus"), that was reported in Wuhan, China in late 2019, has resulted in significant financial market volatility and uncertainty in recent weeks. The continued spread of the Coronavirus globally could materially adversely impact the Company's operations and workforce, including its research and development, partnering efforts, and its ability to raise capital. If the Company is unsuccessful in securing sufficient financing, it may need to curtail or cease operations. As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3)	On September 3, 2019, the Company was notified by NASDAQ that it was not in compliance with the minimum bid price requirements for continued listing on the Nasdaq Capital Market. The notification provided that the Company had 180 calendar days, or until March 2, 2020, to regain compliance. On March 3, 2020, the Company was notified that it is eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. As a result of tolling of compliance periods by NASDAQ, on April 17, 2020, the Company was notified that the term to regain compliance was extended until November 13, 2020. Failure to meet these requirements could result in a delisting of the Company’s ordinary shares which could negatively impact the Company’s ability to raise capital.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

4)	On March 1, 2019, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). During January 2020, the Company sold 831,371 ordinary shares under the Sales Agreement raising a total of approximately $421 thousand (net of issuance expenses of $15 thousand). For more details see note 5a(1).

On February 3, 2020, the Company completed an underwritten public offering and raised a total of approximately $5.7 million (net of underwriting discounts, commissions and other offering expenses in the amount of approximately $800 thousand). For more details see note 5a(2).

In addition, on May 6, 2020, the Company completed a registered direct offering and concurrent private placement raising a total of approximately $4.5 million (net of placement agent and other offering expenses in the amount of approximately $500 thousand). For more details see note 7.

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2020, the consolidated results of operations, changes in equity and cash flows for the three-month periods ended March 31, 2020 and 2019.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2019, as filed in the 10-K on March 13, 2020. The condensed balance sheet data as of December 31, 2019 included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2019 but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three-month period ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

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

The following share options and warrants were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2020	2019
Outstanding stock options	4,255,965	4,135,376
Warrants	10,291,667	-

d.	Research and development expenses, net

Research and development expenses, net for the three-month period ended March 31, 2019 include participation in research and development expenses in the amount of approximately and $566 thousand. For the three-month period ended March 31, 2020, the Company had no participation in research and development expenses.

NOTE 3 - MARKETABLE SECURITIES

The Company’s marketable securities included bonds issued by the State of Israel and corporate bonds with a minimum of A rating by global rating agencies. These assets are recorded as fair value with changes recorded in the statement of operations as “financial income (expenses), net”, as the Company chose to apply the fair value option. These assets are categorized as Level 1.

As of March 31, 2020, the Company had no marketable securities. As of December 31, 2019, the amount of the marketable securities is approximately $770 thousand.

The gain, net from changes in marketable securities for the three-month periods ended March 31, 2020 and 2019 amounted to approximately $2 thousand and $0 thousand, respectively.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	LTS Process Development Agreement

In December 2018, the Company entered into a Process Development Agreement for Manufacturing Services with Lohmann Therapie-Systeme AG (“LTS”) for the manufacture of AP-CD/LD (the “Agreement”). Under the Agreement, the Company will bear the costs incurred by LTS to acquire the production equipment for AP-CD/LD (“Equipment”) which amounted to approximately €6.8 million (approximately $7.8 million), and this amount will later be reimbursed to the Company by LTS in the form of a reduction in the purchase price of the AP-CD/LD product. As of December 31, 2019, the Company paid in full all the consideration and has recognized the Equipment as non-current other assets.

In 2019, the Company performed an impairment assessment on certain of its long-lived assets which resulted an impairment charge of the Equipment in the amount of approximately $4.1 million. As of December 31, 2019, the fair value of the Equipment is approximately $3.7 million.

The Agreement also contains several termination rights which are expected to be included in a definitive manufacturing and supply agreement. As of March 31, 2020, the Company recognized a liability in the amount of €2.0 million (approximately $2.2 million) for LTS’s facility upgrading costs. This liability will be paid to LTS only if the Company decides not to continue with the project or commercialization of AP-CD/LD.

b.	Lawsuit

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

The Company records a provision in its financial statements to the extent that it concludes that a contingent liability is probable, and the amount thereof is estimable.

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

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL:

a.	Changes in share capital

1)	On March 1, 2019, the Company entered into a Sales Agreement with Cowen which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect from time to time, to offer and sell ordinary shares through an "at-the-market" equity offering program through Cowen acting as sales agent. The issuance and sale of ordinary shares by the Company under the offering program is being made pursuant to the Company's effective "shelf" registration statement on Form S-3 filed with the SEC on March 1, 2019 and declared effective on March 28, 2019, as amended by a prospectus supplement filed on March 13, 2020. On May 4, 2020, the Company terminated the prospectus supplement, but the sales agreement remains in full force and effect.

During January 2020, the Company sold 831,371 ordinary shares under the Sales Agreement at an average price of $0.525 per share for aggregate net proceeds of approximately $421 thousand, net of issuance expenses of approximately $15 thousand.

2)	On February 3, 2020, the Company completed an underwritten public offering, pursuant to which the Company issued 15,280,000 ordinary shares, pre-funded warrants to purchase 970,000 ordinary shares and warrants to purchase 16,250,000 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.0001 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant were sold together at a combined price of $0.40. Each warrant shall be exercisable at an exercise price of $0.40 per share and has a term of five years from the date of issuance. The Company has also concluded that the warrants are classified as equity, since it meets all criteria for equity classification. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of $800 thousand.

b.	Share-based compensation:

1)	In January 2016, the Company’s board of directors approved a new option plan (the “2015 Plan”). Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 700,000 ordinary shares for grants to directors, employees and consultants. In July 2016, an increase of 700,000 ordinary shares was approved by the board of directors.

In December 2017, June 2018 and December 2019, an increase of 2,100,000, 1,000,000 and 1,000,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders.

As of March 31, 2020, 997,597 shares remain available for grant under the Plan.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

In the three months ended March 31, 2020 and 2019, the Company granted options as follows:

	Three months ended March 31, 2020
	Number of options granted	Exercise price	Vesting period	Expiration
Employees	645,000	$0.4287	3 years	7 years

	Three months ended March 31, 2019
	Number of options granted	Exercise price range	Vesting period range	Expiration
Employees*	940,000	$7.63	3 years	7 years

*	On August 22, 2019, the Company reduced the exercise price of these options to $0.44.

The fair value of options granted to employees during the three months ended March 31, 2020, and 2019 was $127 thousand and $3.4 million, respectively.

The fair value of options granted to employees on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Three months ended March 31
	2020	2019
Value of ordinary share	$0.28	$7.46
Dividend yield	0%	0%
Expected volatility	102.58%	53.32%
Risk-free interest rate	1.42%	2.57%
Expected term	5 years	5 years

2)	On February 17, 2020, the board of directors approved a grant of options to purchase 125,000 ordinary shares to the Company’s Chief Executive Officer which shall be granted following the approval of the Company’s shareholders at a general meeting of shareholders. Each option shall be exercisable at an exercise price per share equal to the average closing sale price of the Company’s ordinary shares on the NASDAQ Capital Market over the 30 trading day period prior to the date of the general meeting of shareholders, or the fair market value of one of our ordinary shares on the date prior to the general meeting, whichever amount is greater. These options will vest over a three-year period, with one third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options will expire seven years after the date of grant.

3)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended March 31
	2020	2019
	U.S. dollars in thousands
Research and development expenses, net	$184	$570
General and administrative expenses	258	373
	$442	$943

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6 - ACCOUNTS PAYBLE AND ACCRUALS - OTHER:

	March 31,	December 31,
	2020	2019
	U.S. dollars in thousands
Expenses payable	$3,116	$2,838
Salary and related expenses, including social security and other taxes	338	1,277
Current operating lease liabilities	524	544
Accrual for vacation days and recreation pay for employees	187	154
Other	22	22
	$4,187	$4,835

NOTE 7 - EVENT SUBSEQUENT TO MARCH 31, 2020

On May 6, 2020, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain institutional investors 16,291,952 ordinary shares at a purchase price per share of $0.3069. In addition, in a concurrent private placement, the Company also sold and issued to the purchasers in the offering unregistered warrants to purchase 8,145,976 ordinary shares. The warrants are immediately exercisable and expire five and one-half years from issuance and are exercisable at an exercise price of $0.245 per share. The total net proceeds were approximately $4.5 million, after deducting placement agent and other offering expenses in the amount of approximately $500 thousand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020, including the consolidated annual financial statements as of December 31, 2019 and their accompanying notes included therein. We have prepared our condensed consolidated interim financial statements in accordance with U.S. GAAP.

This Quarterly Report on Form 10-Q of Intec Pharma Ltd. contains forward-looking statements about our expectations, beliefs and intentions. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could”, “might”, “seek”, “target”, “will”, “project”, “forecast”, “continue” or “anticipate” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements in Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the following: our limited operating history and history of operating losses, our ability to continue as a going concern, our ability to obtain additional financing, the impact of the outbreak of coronavirus on our operations, our ability to successfully operate our business or execute our business plan, the timing and cost of our clinical trials, the completion and receiving favorable results in our clinical trials, our ability to obtain and maintain regulatory approval of our product candidates, our ability to protect and maintain our intellectual property and licensing arrangements, our ability to develop, manufacture and commercialize our product candidates, the risk of product liability claims, the availability of reimbursement, and the influence of extensive and costly government regulation. More detailed information about the risks and uncertainties affecting us is contained under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K filed with the SEC on March 13, 2020, and in other filings that we have made and may make with the Securities and Exchange Commission in the future.

All references to “we,” “us,” “our,” “Intec”, “the Company” and “our Company” in this Quarterly Report on Form 10-Q are to Intec Pharma Ltd. and its U.S. subsidiary Intec Pharma Inc., unless the context otherwise requires.

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs based on our proprietary Accordion Pill platform technology, which we refer to as the Accordion Pill. Our Accordion Pill is an oral drug delivery system that is designed to improve the efficacy and safety of existing drugs and drugs in development by utilizing an efficient gastric retention, or, GR and specific release mechanism. Our product pipeline currently includes several product candidates in various stages. Our leading product candidate, Accordion Pill Carbidopa/Levodopa, or, AP-CD/LD, is being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients.

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

Previously, we successfully completed a Phase II clinical trial for AP-CD/LD for the treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients and in February 2019, we announced that AP-CD/LD met the primary endpoint in a pharmacokinetic, or PK study, comparing the AP-CD/LD 50/500mg dosed three times daily, the most common dose used in our ACCORDANCE study, to 1.5 tablets of CD/LD immediate release (Sinemet™) 25/100 dosed five times per day in Parkinson’s disease patients.

We have invested in the commercial scale manufacture of AP-CD/LD, for which we are in partnership with LTS Lohmann Therapie-Systeme AG (LTS) in Andernach, Germany. In October 2019, we completed the qualification studies for the commercial scale manufacture of the Accordion Pill and we have initiated the validation and stability studies which are expected to serve as the clinical material for the next Phase 3 clinical trial plan.

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

While the ACCORDANCE results were not what we expected, we continue to believe in the potential of the Accordion Pill platform. In December 2018, we reported that we successfully developed an Accordion Pill for a Novartis proprietary compound that met the required in vitro specifications set forth in a feasibility agreement with Novartis. In 2019 we completed the human PK study and its results demonstrated that the AP met the technical requirements set forth by Novartis. In December 2019, Novartis, following an internal and revised commercial strategic assessment, advised us that this program no longer meets Novartis’ mid to long-term strategic goals. Novartis paid us $1.5 million on conclusion of the program. We restructured our clinical manufacturing planned to support this program in order to reduce costs.

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds that met the required in vitro specifications. We aim to initiate an in-vivo study in 2020.

We continue to advance discussions with other potential pharmaceutical partners for the development of new custom-designed APs. We believe the data from our ACCORDANCE trial enhances those discussions as it validates the AP platform and provides long-term safety data.

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to countries across the globe, including in Israel and the United States. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. We implemented remote working and work place protocols for our employees in accordance with government requirements. The implementation of measures to prevent the spread of coronavirus have resulted in disruptions to our partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is still too early to assess the full impact of the coronavirus outbreak and the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2020	2019
	(dollars in thousands)
Research and development expenses, net	$(2,024)	$(8,542)
General and administrative expenses	(1,715)	(2,190)
Operating loss	(3,739)	(10,732)
Financial income (expenses), net	(70)	110
Loss before income tax	(3,809)	(10,622)
Income tax	(61)	(34)
Net loss	$(3,870)	$(10,656)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Research and Development Expenses, Net

Our research and development expenses, net, for the three months ended March 31, 2020 amounted to approximately $2.0 million, a decrease of approximately $6.5 million, or approximately 76%, compared to approximately $8.5 million for the three months ended March 31, 2019. The decrease was primarily due to our ACCORDANCE study and Open Label Extension study, both of which were completed during 2019, decrease in expenses related to the scale up activities for the commercial scale manufacturing and a decrease in payroll and related expenses, mostly due to a reduction in headcount in the three months ended March 31, 2020.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2020 amounted to approximately $1.7 million, a decrease of approximately $500,000, or approximately 23%, compared to approximately $2.2 million for the three months ended March 31, 2019. The decrease was primarily related to a decrease in payroll and related expenses, including reduction in headcount, share-based compensation and reduction in certain expenses related to investor relations activities and professional services.

Operating Loss

Because of the foregoing, for the three months ended March 31, 2020 our operating loss was approximately $3.7 million, a decrease of approximately $7.0 million, or approximately 65%, compared to our operating loss for the three months ended March 31, 2019 of approximately $10.7 million. The decrease was mainly due to a decrease in research and development expenses, net and general and administrative expenses, as detailed above.

Financial Income (expenses), Net

For the three months ended March 31, 2020, we had financial expenses from foreign currency exchange expenses in the amount of approximately $79,000 and bank fees, offset by financial income from interest on cash and cash equivalents in the amount of approximately $10,000 and financial income from change in fair value of marketable securities in the amount of approximately $2,000.

For the three months ended March 31, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $190,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $75,000 and bank fees.

Income tax

For the three months ended March 31, 2020 and 2019, we have not generated taxable income in Israel. However, for the three months ended March 31, 2020 and 2019, we incurred tax expenses in our U.S. subsidiary in the amount of approximately $61,000 and approximately $34,000, respectively.

Net Loss

Because of the foregoing, for the three months ended March 31, 2020, our net loss was approximately $3.9 million, a decrease of approximately $6.8 million, or approximately 64%, compared to our net loss for the three months ended March 31, 2019 of approximately $10.7 million. The decrease was mainly due to a decrease in research and development expenses, net and general and administrative expenses, as detailed above.

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

As of March 31, 2020, we had cash and cash equivalents of approximately $10.9 million. As of December 31, 2019, we had cash and cash equivalents and marketable securities of approximately $10.1 million. In February 2020, we completed an underwritten public offering, pursuant to which we issued 15,280,000 ordinary shares, pre-funded warrants to purchase 970,000 ordinary shares and warrants to purchase 16,250,000 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.0001 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant were sold together at a combined price of $0.40. Each warrant is exercisable at an exercise price of $0.40 per share and has a term of five years from the date of issuance. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of approximately $800,000.

Net cash used in operating activities was approximately $5.1 million for the three months ended March 31, 2020 compared with net cash used in operating activities of approximately $7.3 million for the three months ended March 31, 2019. This decrease resulted primarily from a decrease in our research and development activities in the amount of approximately $6.5 million, offset by changes in operating asset and liability items of approximately $4.3 million.

We had positive cash flow from investing activities of approximately $769,000 for the three months ended March 31, 2020 compared to negative cash flow from investing activities of approximately $640,000 for the three months ended March 31, 2019. This change resulted primarily from an investment in the establishment of the commercial scale manufacturing in the amount of approximately $1.2 million in the three months ended March 31, 2019 and an increase in proceeds from the disposal of marketable securities in the amount of approximately $200,000.

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $6.1 million, which was provided by the proceeds from our underwritten public offering in February 2020 that resulted in net proceeds of approximately $5.7 million and by the funds received from the sale of our ordinary shares under our “at-the-market” equity offering program that resulted in net proceeds of approximately $421,000. Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $161,000, which was provided by the proceeds from the exercise of options by employees.

At-the-Market Equity Offering Program

Pursuant to that certain Sales Agreement, dated March 1, 2019, or the Sales Agreement, by and between us and Cowen and Company, LLC, we may elect from time to time, to offer and sell ordinary shares through an “at the market offering” as defined in Rule 415(a)(4), or the ATM Offering, promulgated under the Securities Act having an aggregate offering price of up to $75,000,000. Under a prospectus supplement dated March 28, 2019, we sold an aggregate of 2,775,883 ordinary shares for gross proceeds of $2.6 million. On March 13, 2020, we updated the aggregate amount that may be issued and sold under the ATM Offering and filed a prospectus supplement pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $9.8 million. From March 13, 2020 to May 4, 2020, we did not issue or sell any of our ordinary shares under the ATM Offering. On May 4, 2020, we terminated the prospectus supplement dated March 13, 2020, but the Sales Agreement remains in full force and effect.

Aspire Capital Financing Arrangement

On December 2, 2019, we entered into a purchase agreement, or the Purchase Agreement, with Aspire Capital Fund LLC, or Aspire Capital, pursuant to which provides that, upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our ordinary shares over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement, in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register for sale under the Securities Act for the sale of our ordinary shares that have been and may be issued to Aspire Capital under the Purchase Agreement.

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

As a result of certain lock-up provisions in our recent registered direct offering, we may not effect any sales under the Purchase Agreement until after August 4, 2020 unless we receive prior written approval from the purchasers in the registered direct offering. The Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of our ordinary shares is less than $0.25. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of sales of our ordinary shares to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital the Commitment Shares. The Purchase Agreement may be terminated by us at any time, at its discretion, without any cost to us. Aspire Capital has agreed that neither we nor any of our agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our ordinary shares during any time prior to the termination of the Purchase Agreement. Any proceeds from us received under the Purchase Agreement are expected to be used to fund our research and development activities, for working capital and for general corporate purposes.

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

Current Outlook

We believe that further fund raising will be required in order to complete the research and development of all of our product candidates, including the manufacturing activities of the AP-CD/LD. As a result, there is substantial doubt about our ability to continue as a going concern in the foreseeable future. We expect to satisfy our future cash needs through license agreements with third parties and capital raising from the public, private investors and institutional investors, such as through the public offering that we completed in February 2020 raising a total of $5.7 million, net, and the registered direct offering and concurrent private placement that we completed in May 2020 raising a total of approximately $4.5 million, net. We may also engage with a partner in order to share the costs associated with the development and manufacturing of our product candidates. We are closely monitoring ongoing developments in connection with the coronavirus pandemic, which has resulted in disruptions to our partnering efforts and may negatively impact our commercial prospects and our ability to raise capital. In addition, any additional equity financing will likely require us to increase our authorized share capital, which is subject to shareholder approval, and, to the extent we draw down on the Aspire Capital facility, we will be required to have a share price of at least $0.25. There is no assurance that we will be able to obtain shareholder approval or that our share price will be at a price that allows us to draw down on the Aspire Capital facility. For more information, see note 1(a)(2) in our condensed consolidated financial statements for the three months ended March 31, 2020.

Developing drugs, conducting clinical trials, obtaining commercial manufacturing capabilities and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials of our product candidates, obtain regulatory approval for one or more of our product candidates, obtain commercial manufacturing capabilities and commercialize one or more of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress and costs of our clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the coronavirus outbreak;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for one or more of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to those policies during the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements

None.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business may be adversely affected by the impact of coronavirus.

Public health epidemics or outbreaks could adversely impact our business. In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to countries across the globe, including in Israel and the United States. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. We implemented remote working and work place protocols for our employees in accordance with government requirements. The implementation of measures to prevent the spread of coronavirus have resulted in disruptions to our partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is still too early to assess the full impact of the coronavirus outbreak and the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally could materially adversely impact our operations and workforce, including our research and development, partnering efforts, and our ability to raise capital, each of which in turn could have a material adverse impact on our business, financial condition and results of operation.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our ordinary shares may be delisted and the price of our ordinary shares and our ability to access the capital markets could be negatively impacted.

On September 3, 2019, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until March 2, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On March 3, 2020, we were notified by Nasdaq that we are eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. On April 17, 2020, we were notified by Nasdaq that as a result of tolling of compliance periods by Nasdaq, our term to regain compliance was extended until November 13, 2020. To regain compliance, the bid price of our ordinary shares must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our ordinary shares. A delisting of our ordinary shares from Nasdaq could materially reduce the liquidity of our ordinary shares and result in a corresponding material reduction in the price of our ordinary shares. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

We may not be able to raise additional funds unless we increase our authorized share capital.

As of May 8, 2020, we have 100,000,000 authorized ordinary shares and there are 69,265,532 ordinary shares issued and outstanding and 29,832,860 ordinary shares reserved for future issuance under outstanding options and warrants and our equity incentive plans, of which 1,023,430 ordinary shares remain available for future option grants or share awards. Any additional equity financing in order to fund our operations will likely require us to increase our authorized share capital prior to initiating any such financing transaction. Increasing our share capital is subject to the approval of our shareholders. In the event we fail to obtain the approval of our shareholders to such increase in our authorized share capital, our ability to raise sufficient funds, if at all, might be adversely effected.

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

Intec Pharma Ltd.

Date: May 11, 2020	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer and Vice Chairman (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)