Form 10-Q
period 2020-06-30
Intec Pharma Ltd.
filed 2020-08-05
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Registrant’s telephone number, including area code: +972-2 - 586-4657

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

The number of shares of Registrant’s ordinary shares outstanding as of August 5, 2020: 71,839,492

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$13,799	$9,292
Investment in marketable securities (Note 3)	-	770
Prepaid expenses and other receivables	1,307	3,683
TOTAL CURRENT ASSETS	15,106	13,745

NON-CURRENT ASSETS:
Property and equipment, net	1,967	2,575
Operating lease right-of-use assets	993	1,243
Other assets (Note 4a)	3,717	3,717
TOTAL NON-CURRENT ASSETS	6,677	7,535

TOTAL ASSETS	$21,783	$21,280

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$382	$3,507
Other (Note 6)	3,997	4,835
TOTAL CURRENT LIABILITIES	4,379	8,342
LONG-TERM LIABILITIES -
Non-current operating lease liabilities	536	799
Other liabilities	690	604
TOTAL LONG-TERM LIABILITIES	1,226	1,403
TOTAL LIABILITIES	5,605	9,745

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)
SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 100,000,000 Ordinary Shares as of June 30, 2020 and December 31, 2019; issued and outstanding: 69,428,032 and 35,892,209 Ordinary Shares as of June 30, 2020 and December 31, 2019, respectively	727	727
Additional paid-in capital	211,691	200,231
Accumulated deficit	(196,240)	(189,423)
TOTAL SHAREHOLDERS’ EQUITY	16,178	11,535
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,783	$21,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	U.S. dollars in thousands		U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	$(1,275)	$(7,860)	$(3,299)	$(16,402)
GENERAL AND ADMINISTRATIVE EXPENSES	(1,630)	(2,144)	(3,345)	(4,334)
OPERATING LOSS	(2,905)	(10,004)	(6,644)	(20,736)
FINANCIAL INCOME (EXPENSES), net	4	33	(66)	143
LOSS BEFORE INCOME TAX	(2,901)	(9,971)	(6,710)	(20,593)
INCOME TAX	(46)	(38)	(107)	(72)
NET LOSS	$(2,947)	$(10,009)	$(6,817)	$(20,665)

	U.S. dollars
LOSS PER SHARE BASIC AND DILUTED	$(0.05)	$(0.30)	$(0.12)	$(0.62)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	62,820	33,300	54,913	33,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 1

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands
BALANCE AT JANUARY 1, 2019	33,232,988	$727	$194,642	(141,824)	$53,545
CHANGES IN THE SIX-MONTH PERIOD ENDED JUNE 30, 2019:
Exercise of options	69,812	-	268	-	268
Share-based compensation (Note 5)		-	1,961	-	1,961
Net loss	-	-	-	(20,665)	(20,665)
BALANCE AT JUNE 30, 2019	33,302,800	$727	$196,871	$(162,489)	$35,109

BALANCE AT JANUARY 1, 2020	35,892,209	$727	$200,231	$(189,423)	$11,535
CHANGES IN THE SIX-MONTH PERIOD ENDED JUNE 30, 2020:
Issuance of ordinary shares, net of issuance costs (Note 5a(1))	831,371	-	421	-	421
Issuance of ordinary shares and warrants, net of issuance costs (Note 5a(2))	16,250,000	-	5,692	-	5,692
Issuance of ordinary shares and warrants, net of issuance costs (Note 5a(3))	16,291,952	-	4,426	-	4,426
Exercise of warrants (Note 5a(2))	162,500		65		65
Share-based compensation (Note 5)	-	-	856	-	856
Net loss	-	-	-	(6,817)	(6,817)
BALANCE AT JUNE 30, 2020	69,428,032	$727	$211,691	$(196,240)	$16,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 2

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands
BALANCE AT APRIL 1, 2019	33,297,371	$727	$195,842	(152,480)	$44,089
CHANGES IN THE THREE-MONTH PERIOD ENDED JUNE 30, 2019:
Exercise of options	5,429	-	11	-	11
Share-based compensation	-	-	1,018	-	1,018
Net loss	-	-	-	(10,009)	(10,009)
BALANCE AT JUNE 30, 2019	33,302,800	$727	$196,871	$(162,489)	$35,109

BALANCE AT APRIL 1, 2020	52,973,580	$727	$206,786	$(193,293)	$14,220
CHANGES IN THE THREE-MONTH PERIOD ENDED JUNE 30, 2020:
Issuance of ordinary shares and warrants, net of issuance costs (Note 5a(3))	16,291,952	-	4,426	-	4,426
Exercise of warrants (Note 5a(2))	162,500	-	65	-	65
Share-based compensation	-	-	414	-	414
Net loss	-	-	-	(2,947)	(2,947)
BALANCE AT JUNE 30, 2020	69,428,032	$727	$211,691	$(196,240)	$16,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2020	2019
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,817)	$(20,665)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	611	431
Exchange differences on cash and cash equivalents	49	(19)
Change in right of use asset	250	351
Change in lease liabilities	(263)	(243)
Gains on marketable securities	(2)	(5)
Share-based compensation	856	1,961
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other receivables	2,376	(136)
Increase in deferred tax assets	-	(148)
Increase (decrease) in accounts payable and accruals	(3,963)	583
Increase in other liabilities	86	163
Net cash used in operating activities	(6,817)	(17,727)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(151)
Investment in other assets	-	(1,435)
Proceeds from disposal of marketable securities, net	772	576
Net cash provided by (used in) investing activities	769	(1,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs (Note 5a(1))	421	-
Proceeds from issuance of ordinary shares and warrants, net of issuance costs (Note 5a(2))	5,692	-
Proceeds from issuance of ordinary shares and warrants, net of issuance costs (Note 5a(3))	4,426	-
Proceeds from exercise of warrants	65	-
Proceeds from exercise of options	-	268
Net cash provided by financing activities	10,604	268
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,556	(18,469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,292	39,246
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(49)	19
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$13,799	$20,796

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability with respect to property and equipment	$-	$502
Liability with respect to other assets (see note 4a)	$-	$1,114

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Taxes paid	$-	$50
Interest received	$27	$263

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

2)	The Company engages in research and development activities and has not yet generated revenues from operations. On July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of June 30, 2020, the cumulative losses of the Company were approximately $196.2 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that it has adequate cash to fund its ongoing activities into the third quarter of 2021. Its ability to execute its operating plan beyond the third quarter of 2021 is dependent on its ability to obtain additional capital principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or raising capital from the public and/or private investors and/or institutional investors.  The negative outcome of the Phase III clinical trial that was announced on July 22, 2019 and uncertainty regarding the Company’s development programs is expected to adversely affect its ability to obtain funding and there is no assurance that it will be successful in obtaining the level of financing needed for its activities. If the Company is unsuccessful in securing sufficient financing, it may need to curtail or cease operations. In addition, the COVID-19 pandemic ,also known as “coronavirus”, that was reported in Wuhan, China in late 2019 and that has spread globally, has resulted in significant financial market volatility and uncertainty in recent months. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. The implementation of measures to prevent the spread of coronavirus have resulted in disruptions to the Company’s partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is still too early to assess the full impact of the coronavirus outbreak and the extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

Furthermore, the estimation process required to prepare the Company’s consolidated financial statements required assumptions to be made about future event and conditions and the impact of COVID-19 in the Company’s financial results, and while Company’s management believe such assumptions are reasonable, they are inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates. As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

In addition, on May 6, 2020, the Company completed a registered direct offering and concurrent private placement raising a total of approximately $4.5 million (net of placement agent and other offering expenses in the amount of approximately $500 thousand). For more details see note 5a(3).

4)	On September 3, 2019, the Company was notified by NASDAQ that it was not in compliance with the minimum bid price requirements for continued listing on the NASDAQ. The notification provided that the Company had 180 calendar days, or until March 2, 2020, to regain compliance. On March 3, 2020, the Company was notified that it is eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. As a result of tolling of compliance periods by NASDAQ, on April 17, 2020, the Company was notified that the term to regain compliance was extended until November 13, 2020. To regain compliance, the bid price of the Company’s ordinary shares must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Accordingly, on July 15, 2020, the Company’s shareholders approved amendments to the Company’s articles of association to effect a reverse share split of its ordinary shares at a ratio with the range from 1-for-5 to 1-for-25, to be effective at the ratio and on a date to be determined by the board of directors in its sole discretion provided the reverse split is effected no later than July 15, 2021. Failure to meet these requirements could result in a delisting of the Company’s ordinary shares which could negatively impact the Company’s ability to raise capital.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2020, the consolidated results of operations, changes in equity for the three and six-month periods ended June 30, 2020 and 2019 and cash flows for the six-month periods ended June 30, 2020 and 2019.

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

The results for the six-month period ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

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

The following share options and warrants were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Outstanding stock options	4,657,554	4,401,151	4,333,363	4,296,573
Warrants	21,128,749	-	15,740,145	-

d.	Research and development expenses, net

Research and development expenses, net for the six-month period ended June 30, 2019, include participation in research and development expenses in the amount of approximately $815 thousand. For the six-month period ended June 30, 2020, the Company had no participation in research and development expenses.

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

As of June 30, 2020, the Company had no marketable securities. As of December 31, 2019, the amount of the marketable securities is approximately $770 thousand.

The gain, net from changes in marketable securities for the six-month periods ended June 30, 2020 and 2019 amounted to approximately $2 thousand and $5 thousand, respectively.

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

In 2019, the Company performed an impairment assessment on certain of its long-lived assets which resulted an impairment charge of the Equipment in the amount of approximately $4.1 million. As of December 31, 2019, the fair value of the Equipment was approximately $3.7 million.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

The Agreement also contains several termination rights which are expected to be included in a definitive manufacturing and supply agreement. As of June 30, 2020, the Company has a liability in the amount of €2.0 million (approximately $2.2 million) for LTS’s facility upgrading costs. This liability will be paid to LTS only if the Company decides not to continue with the project or commercialization of AP-CD/LD.

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

NOTE 5 - SHARE CAPITAL:

a.	Changes in share capital

1)	On March 1, 2019, the Company entered into a Sales Agreement with Cowen which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect from time to time, to offer and sell ordinary shares through an “at-the-market” equity offering program through Cowen acting as sales agent. The issuance and sale of ordinary shares by the Company under the offering program is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on March 1, 2019 and declared effective on March 28, 2019, as amended by a prospectus supplement filed on March 13, 2020. On May 4, 2020, the Company terminated the prospectus supplement, but the sales agreement remains in full force and effect.

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

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

The Company has also concluded that the warrants are classified as equity, since they meet all criteria for equity classification. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of $800 thousand. In June 2020, warrants to purchase 162,500 ordinary shares were exercised for consideration of $65 thousand. As of June 30, 2020, warrants to purchase 16,087,500 ordinary shares remained outstanding. In July 2020, warrants to purchase 730,000 ordinary shares were exercised for consideration of $292 thousand.

3)	On May 6, 2020, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain institutional investors 16,291,952 ordinary shares at a purchase price per share of $0.3069. In addition, in a concurrent private placement, the Company also sold and issued to the purchasers in the offering unregistered warrants to purchase 8,145,976 ordinary shares. Each warrant shall be exercisable at an exercise price of $0.245 per share and has a term of five and one-half years from the date of issuance. The Company has also concluded that the warrants are classified as equity, since it meets all criteria for equity classification. The total net proceeds were approximately $4.5 million, after deducting placement agent and other offering expenses in the amount of approximately $500 thousand. As of June 30, 2020, no warrants were exercised. In July 2020, warrants to purchase 1,681,460 ordinary shares were exercised for consideration of approximately $412 thousand.

b.	Share-based compensation:

1)	In January 2016, the Company's board of directors approved a new option plan (the "2015 Plan"). Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 700,000 ordinary shares for grants to directors, employees and consultants. In July 2016, an increase of 700,000 ordinary shares was approved by the board of directors.

In December 2017, June 2018 and December 2019, an increase of 2,100,000, 1,000,000 and 1,000,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders. In July 2020, the Company’s shareholders approved a further increase (see note 7a).

As of June 30, 2020, 1,069,764 shares remain available for grant under the Plan.

In the six months ended June 30, 2020 and 2019, the Company granted options as follows:

	Six months ended June 30, 2020
	Number of options granted	Exercise price	Vesting period	Expiration
Employees	645,000	$0.4287	3 years	7 years

	Six months ended June 30, 2019
	Number of options granted	Exercise price range	Vesting period range	Expiration
Employees*	1,065,000	$7.63-$7.64	3 years	7 years
Directors	120,000	$4.86	3 years	7 years

* On August 22, 2019, the Company reduced the exercise price of these options to $0.44.

The fair value of options granted to employees and directors during the six months ended June 30, 2020, and 2019 was $127 thousand and $4.0 million, respectively.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

The fair value of options granted to employees and directors on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Six months ended June 30
	2020	2019
Value of ordinary share	$0.28	$4.34-$7.46
Dividend yield	0%	0%
Expected volatility	102.58%	53.32%-54.55%
Risk-free interest rate	1.42%	1.76%-2.57%
Expected term	5 years	5 years

2)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	U.S. dollars in thousands		U.S. dollars in thousands
Research and development expenses, net	$175	$597	$359	$1,167
General and administrative expenses	239	421	497	794
	$414	$1,018	$856	$1,961

NOTE 6 - ACCOUNTS PAYBLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2020	2019
	U.S. dollars in thousands
Expenses payable	$2,773	$2,838
Salary and related expenses, including social security and other taxes	459	1,277
Current operating lease liabilities	532	544
Accrual for vacation days and recreation pay for employees	211	154
Other	22	22
	$3,997	$4,835

NOTE 7 - EVENTS SUBSEQUENT TO JUNE 30, 2020

a.	Following the annual meeting of the Company’s shareholders on July 15, 2020, (i) the Company granted 300,000 options to purchase ordinary shares to the Company’s Chief Executive Officer, at a per share exercise price of $0.3075. The options will vest over a three -year period, with one-third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options will expire seven years after the date of grant. The value of the benefit in respect of the said options, as calculated on the grant date, is approximately $73 thousand; (ii) the Company granted an aggregate of 200,000 options to purchase ordinary shares to its non-employee directors, at a per share exercise price of $0.3075. The options will vest over a three-year period, with one-third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options will expire seven years after the date of grant. The value of the benefit in respect of the said options, as calculated on the grant date, is approximately $48 thousand; (iii) the Company increased its authorized share capital from 100,000,000 ordinary shares to 350,000,000 ordinary shares; and (iv) the Company increased the number of ordinary shares reserved under the 2015 Plan by 3,500,000 to 9,000,000.

b.	In July 2020, warrants to purchase 2,411,460 ordinary shares were exercised for consideration of approximately $704 thousand.

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

We have invested in the commercial scale manufacture of AP-CD/LD, for which we are in partnership with LTS Lohmann Therapie-Systeme AG (LTS) in Andernach, Germany. In October 2019, we completed the qualification studies for the commercial scale manufacture of the Accordion Pill and we have initiated the validation and stability studies of certain batches which are expected to serve as the clinical material for the next Phase 3 clinical trial plan. We have suspended further validation and stability studies and we intend to initiate the validation and stability studies of the remaining batches upon partnering the AP-CD/LD program.

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

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds. We met the required in vitro specifications for that compound but do not anticipate an in-vivo study in 2020. We continue discussions with Merck regarding further development collaboration with the Accordion Pill.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(dollars in thousands)

Research and development expenses, net	$(1,275)	$(7,860)	$(3,299)	$(16,402)
General and administrative expenses	(1,630)	(2,144)	(3,345)	(4,334)
Operating loss	(2,905)	(10,004)	(6,644)	(20,736)
Financial income (expenses), net	4	33	(66)	143
Loss before income tax	(2,901)	(9,971)	(6,710)	(20,593)
Income tax	(46)	(38)	(107)	(72)
Net loss	$(2,947)	$(10,009)	$(6,817)	$(20,665)

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Research and Development Expenses, Net

Our research and development expenses, net, for the three months ended June 30, 2020 amounted to approximately $1.3 million, a decrease of approximately $6.6 million, or 84%, compared to approximately $7.9 million for the three months ended June 30, 2019. Our research and development expenses, net, for the six months ended June 30, 2020 amounted to approximately $3.3 million, a decrease of approximately $13.1 million, or 80%, compared to approximately $16.4 million for the six months ended June 30, 2019. The decrease for the three and six-month periods was primarily due to the completion of our ACCORDANCE study and Open Label Extension study during 2019, decrease in expenses related to the scale up activities for the commercial scale manufacturing, decrease in payroll and related expenses, mostly due to a reduction in headcount, and share-based compensation.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2020 amounted to approximately $1.6 million, a decrease of approximately $500,000, or 24%, compared to approximately $2.1 million for the three months ended June 30, 2019. Our general and administrative expenses for the six months ended June 30, 2020 amounted to approximately $3.3 million, a decrease of approximately $1.0 million, or 23%, compared to approximately $4.3 million for the six months ended June 30, 2019. The decrease for the three and six-month periods was primarily related to a decrease in payroll and related expenses, including reduction in headcount, share-based compensation and reduction in associated expenses.

Operating Loss

As a result of the foregoing, for the three months ended June 30, 2020 our operating loss was approximately $2.9 million, a decrease of approximately $7.1 million, or 71%, compared to our operating loss for the three months ended June 30, 2019 of approximately $10 million. For the six months ended June 30, 2020 our operating loss was approximately $6.6 million, a decrease of approximately $14.1 million, or 68%, compared to our operating loss for the six months ended June 30, 2019 of approximately $20.7 million. The decrease for the three and six-month periods was due to a decrease in research and development expenses, net and general and administrative expenses, as detailed above.

Financial Income (expenses), Net

For the three months ended June 30, 2020, we had financial income from interest on cash and cash equivalents in the amount of approximately $17,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $13,000 and bank fees. For the three months ended June 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $92,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $54,000 and bank fees.

For the six months ended June 30, 2020, we had financial expenses from foreign currency exchange expenses in the amount of approximately $89,000 and bank fees, offset by financial income from interest on cash and cash equivalents in the amount of approximately $27,000 and financial income from change in fair value of marketable securities in the amount of approximately $2,000. For the six months ended June 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $282,000 offset by financial expenses from foreign currency exchange expenses in the amount of approximately $128,000 and bank fees.

Income tax

For the three and six months ended June 30, 2020 and 2019, we have not generated taxable income in Israel. However, for the three months ended June 30, 2020 and 2019, we incurred tax expenses in our U.S. subsidiary in the amount of $46,000 and $38,000, respectively, and for the six months ended June 30, 2020 and 2019 we incurred tax expenses in our U.S. subsidiary in the amount of $107,000 and $72,000, respectively.

Net Loss

Based on the foregoing, for the three months ended June 30, 2020 our net loss was approximately $2.9 million, a decrease of approximately $7.1 million, or 71%, compared to net loss for the three months ended June 30, 2019 of approximately $10.0 million. For the six months ended June 30, 2020 our net loss was approximately $6.8 million, a decrease of approximately $13.9 million, or 67%, compared to our net loss for the six months ended June 30, 2019 of approximately $20.7 million. The decrease for the three and six-month periods was mainly due to a decrease in research and development expenses, net, and general and administrative expenses, as detailed above.

Liquidity and Resources

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

As of June 30, 2020, we had cash and cash equivalents of approximately $13.8 million. As of December 31, 2019, we had cash and cash equivalents and marketable securities of approximately $10.1 million. In February 2020, we completed an underwritten public offering, pursuant to which we issued 15,280,000 ordinary shares, pre-funded warrants to purchase 970,000 ordinary shares and warrants to purchase 16,250,000 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.0001 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant were sold together at a combined price of $0.40. Each warrant is exercisable at an exercise price of $0.40 per share and has a term of five years from the date of issuance. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of approximately $800,000. In addition, in May 2020, we completed a registered direct offering with certain institutional investors pursuant to which we sold 16,291,952 ordinary shares and in a concurrent private placement, we issued to the investors in the offering warrants to purchase up to 8,145,976 ordinary shares. The warrants are immediately exercisable and expire five and one-half years from issuance at an exercise price of $0.245 per share, subject to adjustment as set forth therein. The total net proceeds were approximately $4.5 million, after deducting placement agent and other offering expenses in the amount of approximately $500,000.

Net cash used in operating activities was approximately $6.8 million for the six months ended June 30, 2020 compared with net cash used in operating activities of approximately $17.7 million for the six months ended June 30, 2019. This decrease resulted primarily from a decrease in our research and development activities in the amount of approximately $13.1 million, offset by changes in operating asset and liability items of approximately $2.0 million.

We had positive cash flow from investing activities of approximately $769,000 for the six months ended June 30, 2020 compared to negative cash flow from investing activities of approximately $1.0 million for the six months ended June 30, 2019. This change resulted primarily from an investment in the establishment of the commercial scale manufacturing in the amount of approximately $1.4 million in the six months ended June 30, 2019 and an increase in proceeds from the disposal of marketable securities in the amount of approximately $200,000.

Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $10.6 million, which was provided primarily by the proceeds from our registered direct in May 2020 that resulted in net proceeds of approximately $4.5 million, proceeds from our underwritten public offering in February 2020 that resulted in net proceeds of approximately $5.7 million and by the funds received from the sale of our ordinary shares under our “at-the-market” equity offering program that resulted in net proceeds of approximately $421,000. Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $268,000, which was provided by the proceeds from the exercise of options by employees.

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

As a result of certain lock-up provisions in our recent registered direct offering, we could not effect any sales under the Purchase Agreement until after August 4, 2020 unless we receive prior written approval from the purchasers in the registered direct offering. The Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of our ordinary shares is less than $0.25. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of sales of our ordinary shares to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital the Commitment Shares. The Purchase Agreement may be terminated by us at any time, at its discretion, without any cost to us. Aspire Capital has agreed that neither we nor any of our agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our ordinary shares during any time prior to the termination of the Purchase Agreement. Any proceeds from us received under the Purchase Agreement are expected to be used to fund our research and development activities, for working capital and for general corporate purposes.

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

Current Outlook

We believe that further fund raising will be required in order to complete the research and development of all of our product candidates, including the manufacturing activities of the AP-CD/LD. We believe that we have adequate cash to fund our ongoing activities into the third quarter of 2021. Our ability to execute our operating plan beyond the third quarter of 2021 is dependent on our ability to obtain additional capital principally through license agreements with third parties and capital raising from the public, private investors and institutional investors, such as through the public offering that we completed in February 2020 raising a total of $5.7 million, net, and the registered direct offering and concurrent private placement that we completed in May 2020 raising a total of approximately $4.5 million, net. We may also engage with a partner in order to share the costs associated with the development and manufacturing of our product candidates. We are closely monitoring ongoing developments in connection with the coronavirus pandemic, which has resulted in disruptions to our partnering efforts and may negatively impact our commercial prospects and our ability to raise capital. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. Furthermore, the estimation process required to prepare our consolidated financial statements required assumptions to be made about future event and conditions and the impact of COVID-19 in our financial results, and while we believe such assumptions are reasonable, they are inherently subjective and uncertain. Our actual results could differ materially from those estimates. As a result, there is substantial doubt about our ability to continue as a going concern within one year after the date our consolidated financial statements are issued. For more information, see note 1(a)(2) in our condensed consolidated financial statements for the six months ended June 30, 2020.

Developing drugs, conducting clinical trials, obtaining commercial manufacturing capabilities and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials of our product candidates, obtain regulatory approval for one or more of our product candidates, obtain commercial manufacturing capabilities and commercialize one or more of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress and costs of our clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the coronavirus outbreak;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for one or more of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses;

●	market conditions; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the notes to the consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to those policies during the six months ended June 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks arising from the outbreak of coronavirus which has impacted and continues to impact our business.

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

On July 15, 2020, our shareholders approved amendments to our articles of association to effect a reverse share split of our ordinary shares at a ratio with the range from 1-for-5 to 1-for-25, to be effective at the ratio and on a date to be determined by the board of directors in its sole discretion provided the reverse split is effected no later than July 15, 2021. If we implement a reverse share split, it is not uncommon for the market price of a company’s shares to decline in the period following a reverse share split. If the market price of our ordinary shares declines following the reverse share split, the percentage decline may be greater than would occur in the absence of a reverse share split. In addition, if we implement a reverse share split the liquidity of our ordinary shares may decrease as a result of the corresponding reduction in the number of shares that are outstanding following such split and the reverse share split may increase the number of shareholders who own odd lots (less than 100 shares) of our ordinary shares, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

Intec Pharma Ltd.

Date: August 5, 2020	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer and Vice Chairman
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer
(Principal Financial and Accounting Officer)