Form 10-Q
period 2020-09-30
Intec Pharma Ltd.
filed 2020-11-05
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s ordinary shares outstanding as of November 5, 2020: 3,948,226.

i

Item 1. Financial Statements

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$17,076	$9,292
Investment in marketable securities	-	770
Prepaid expenses and other receivables	609	3,683
TOTAL CURRENT ASSETS	17,685	13,745

NON-CURRENT ASSETS:
Property and equipment, net	1,680	2,575
Operating lease right-of-use assets	954	1,243
Other assets (Note 3a)	3,717	3,717
TOTAL NON-CURRENT ASSETS	6,351	7,535

TOTAL ASSETS	$24,036	$21,280

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$531	$3,507
Other (Note 5)	4,019	4,835
TOTAL CURRENT LIABILITIES	4,550	8,342
LONG-TERM LIABILITIES -
Non-current operating lease liabilities	458	799
Other liabilities	951	604
TOTAL LONG-TERM LIABILITIES	1,409	1,403
TOTAL LIABILITIES	5,959	9,745

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 17,500,000 and 5,000,000 Ordinary Shares as of September 30, 2020 and December 31, 2019, respectively; issued and outstanding: 3,948,226 and 1,794,611 Ordinary Shares as of September 30, 2020 and December 31, 2019, respectively	727	727
Additional paid-in capital	217,330	200,231
Accumulated deficit	(199,980)	(189,423)
TOTAL SHAREHOLDERS’ EQUITY	18,077	11,535
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,036	$21,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	U.S. dollars in thousands		U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	$(2,112)	$(8,448)	$(5,411)	$(24,850)
GENERAL AND ADMINISTRATIVE EXPENSES	(1,529)	(2,157)	(4,874)	(6,491)
IMPAIRMENT OF LONG-LIVED ASSETS	-	(9,759)	-	(9,759)
OPERATING LOSS	(3,641)	(20,364)	(10,285)	(41,100)
FINANCIAL INCOME (EXPENSES), net	(57)	14	(123)	157
LOSS BEFORE INCOME TAX	(3,698)	(20,350)	(10,408)	(40,943)
INCOME TAX	(42)	(28)	(149)	(100)
NET LOSS	$(3,740)	$(20,378)	$(10,557)	$(41,043)

	U.S. dollars
LOSS PER SHARE BASIC AND DILUTED	$(0.95)	$(12.16)	$(3.35)	$(24.61)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	3,952	1,676	3,153	1,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 1

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands

BALANCE AT JANUARY 1, 2019	1,661,649	$727	$194,642	$(141,824)	$53,545
CHANGES IN THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019:
Issuance of ordinary shares, net of issuance costs	85,834	-	1,969	-	1,969
Exercise of options	3,491	-	268	-	268
Share-based compensation (Note 4)		-	2,748	-	2,748
Net loss	-	-	-	(41,043)	(41,043)
BALANCE AT SEPTEMBER 30, 2019	1,750,974	$727	$199,627	$(182,867)	$17,487

BALANCE AT JANUARY 1, 2020	1,794,611	$727	$200,231	$(189,423)	$11,535
CHANGES IN THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020:
Issuance of ordinary shares, net of issuance costs (Note 4a(1))	41,569	-	421	-	421
Issuance of ordinary shares and warrants, net of issuance costs (Note 4a(2))	812,500	-	5,692	-	5,692
Issuance of ordinary shares and warrants, net of issuance costs (Note 4a(3))	814,598	-	4,426	-	4,426
Issuance of ordinary shares and pre-funded warrants, net of issuance costs (Note 4a(5))	356,250	-	4,599	-	4,599
Exercise of warrants (Note 4a(2) and 4a(3))	128,698		769		769
Share-based compensation (Note 4)	-	-	1,192	-	1,192
Net loss	-	-	-	(10,557)	(10,557)
BALANCE AT SEPTEMBER 30, 2020	3,948,226	$727	$217,330	$(199,980)	$18,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 2

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
		U.S. dollars in thousands

BALANCE AT JULY 1, 2019	1,665,140	$727	$196,871	$(162,489)	$35,109
CHANGES IN THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019:
Issuance of ordinary shares, net of issuance costs	85,834	-	1,969	-	1,969
Share-based compensation	-	-	787	-	787
Net loss	-	-	-	(20,378)	(20,378)
BALANCE AT SEPTEMBER 30, 2019	1,750,974	$727	$199,627	$(182,867)	$17,487

BALANCE AT JULY 1, 2020	3,471,403	$727	$211,691	$(196,240)	$16,178
CHANGES IN THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020:
Issuance of ordinary shares and pre-funded warrants, net of issuance costs (Note 4a(5))	356,250	-	4,599	-	4,599
Exercise of warrants (Note 4a(2) and 4a(3))	120,573		704		704
Share-based compensation (Note 4)	-	-	336	-	336
Net loss	-	-	-	(3,740)	(3,740)
BALANCE AT SEPTEMBER 30, 2020	3,948,226	$727	$217,330	$(199,980)	$18,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30
	2020	2019
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,557)	$(41,043)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	911	643
Impairment of long-lived asset	-	9,759
Exchange differences on cash and cash equivalents	18	69
Change in right of use asset	372	523
Change in lease liabilities	(410)	(380)
Gains on marketable securities	(2)	(10)
Share-based compensation	1,192	2,748
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other receivables	3,074	483
Increase in deferred tax assets	-	(223)
Increase (decrease) in accounts payable and accruals	(3,806)	3,268
Increase in other liabilities	347	245
Net cash used in operating activities	(8,861)	(23,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16)	(791)
Investment in other assets	-	(2,315)
Proceeds from disposal of marketable securities, net	772	576
Net cash provided by (used in) investing activities	756	(2,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs (Note 4a(1))	421	1,969
Proceeds from issuance of ordinary shares and warrants, net of issuance costs (Note 4a(2))	5,692	-
Proceeds from issuance of ordinary shares and warrants, net of issuance costs (Note 4a(3))	4,426	-
Proceeds from issuance of ordinary shares and pre-funded warrants, net of issuance costs (Note 4a(5))	4,599	-
Proceeds from exercise of warrants (Note 4a(2) and 4a(3))	769	-
Proceeds from exercise of options	-	268
Net cash provided by financing activities	15,907	2,237
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,802	(24,211)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	9,292	39,246
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(18)	(69)
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$17,076	$14,966

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Liability with respect to property and equipment	$-	$123
Liability with respect to other assets (see note 3a)	$-	$549

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Taxes paid	$9	$50
Interest received	$32	$315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

a.	Nature of operations

1)	Intec Pharma Ltd. ("Intec") is engaged in the development of proprietary technology which enables the gastric retention of certain drugs. The technology is intended to significantly improve the efficiency of the drugs and substantially reduce their side-effects or the effective doses.

Intec is a limited liability public company incorporated in Israel.

Intec’s ordinary shares are traded on the NASDAQ Capital Market ("NASDAQ").

In September 2017, Intec incorporated a wholly-owned subsidiary in the United States of America in the State of Delaware - Intec Pharma Inc. (the "Subsidiary", together with Intec - "the Company"). The Subsidiary was incorporated mainly to provide Intec executive and management services, including business development, medical affairs and investor relationship activities outside of Israel.

2)	The Company engages in research and development activities and has not yet generated revenues from operations. On July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of September 30, 2020, the cumulative losses of the Company were approximately $200 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that it has adequate cash to fund its ongoing activities into the first quarter of 2022. Its ability to continue to execute its operating plan is dependent on its ability to obtain additional capital principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or raising capital from the public and/or private investors and/or institutional investors. The negative outcome of the Phase III clinical trial that was announced on July 22, 2019 and uncertainty regarding the Company's development programs is expected to adversely affect its ability to obtain funding and there is no assurance that it will be successful in obtaining the level of financing needed for its activities. If the Company is unsuccessful in securing sufficient financing, it may need to curtail or cease operations. In addition, the COVID-19 pandemic, that has spread globally, has resulted in significant financial market volatility and uncertainty in recent months. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. The implementation of measures to prevent the spread of coronavirus have resulted in disruptions to the Company’s partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is still early to assess the full impact of the coronavirus outbreak and the extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

Furthermore, the estimation process required to prepare the Company’s consolidated financial statements required assumptions to be made about future events and conditions and the impact of COVID-19 on the Company’s financial results, and while the Company’s management believe such assumptions are reasonable, they are inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates. As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3)	On September 3, 2019, the Company was notified by NASDAQ that it was not in compliance with the minimum bid price requirements for continued listing on the NASDAQ. The notification provided that the Company had 180 calendar days, or until March 2, 2020, to regain compliance. On March 3, 2020, the Company was notified that it is eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. As a result of tolling of compliance periods by NASDAQ, on April 17, 2020, the Company was notified that the term to regain compliance was extended until November 13, 2020. To regain compliance, the bid price of the Company’s ordinary shares must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. Accordingly, on July 15, 2020, the Company’s shareholders approved amendments to the Company’s articles of association to effect a reverse share split of its ordinary shares at a ratio with the range from 1-for-5 to 1-for-25, to be effective at the ratio and on a date to be determined by the board of directors in its sole discretion. The Company subsequently implemented a 1-for-20 reverse share split of its ordinary shares which was effective for NASDAQ marketplace purposes at the open of business on October 30, 2020, for more details see note 6. If the bid price of the Company’s ordinary shares is at least $1.00 per share for at least 10 consecutive days following the effectiveness of the reverse share split, then the Company expects to regain compliance with the minimum bid price requirement. Failure to meet these requirements could result in a delisting of the Company’s ordinary shares which could negatively impact the Company’s ability to raise capital.

All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. For more details see note 6.

b.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2020, the consolidated results of operations, changes in equity for the three and nine-month periods ended September 30, 2020 and 2019 and cash flows for the nine-month periods ended September 30, 2020 and 2019.

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

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

The results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

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

The following share options and warrants were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Outstanding stock options	244,413	207,838	226,018	215,715
Warrants	1,121,811	-	899,835	-

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Research and development expenses, net

Research and development expenses, net for the three and nine-month period ended September 30, 2019, are net of participation in research and development expenses in the amount of approximately $168 thousand and $983 thousand, respectively. For the nine-month period ended September 30, 2020, the Company had no participation in research and development expenses.

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	LTS Process Development Agreement

In December 2018, the Company entered into a Process Development Agreement for Manufacturing Services with Lohmann Therapie-Systeme AG ("LTS") for the manufacture of AP-CD/LD (the “Agreement”). Under the Agreement, the Company will bear the costs incurred by LTS to acquire the production equipment for AP-CD/LD (“Equipment”) which amounted to approximately €6.8 million (approximately $7.8 million), and this amount will later be reimbursed to the Company by LTS in the form of a reduction in the purchase price of the AP-CD/LD product. As of December 31, 2019, the Company paid in full all the consideration and has recognized the Equipment as non-current other assets.

In 2019, the Company performed an impairment assessment on certain of its long-lived assets which resulted an impairment charge of the Equipment in the amount of approximately $4.1 million. As of December 31, 2019, the fair value of the Equipment was approximately $3.7 million.

The Agreement also contains several termination rights and as of September 30, 2020, the Company has a liability in the amount of €2.0 million (approximately $2.3 million) for LTS’s facility upgrading costs. This liability will be paid to LTS only if the Company decides not to continue with the project or commercialization of AP-CD/LD.

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

NOTE 4 - SHARE CAPITAL:

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

During January 2020, the Company sold 41,569 ordinary shares under the Sales Agreement at an average price of $10.50 per share for aggregate net proceeds of approximately $421 thousand, net of issuance expenses of approximately $15 thousand.

2)	On February 3, 2020, the Company completed an underwritten public offering, pursuant to which the Company issued 764,000 ordinary shares, pre-funded warrants to purchase 48,500 ordinary shares and warrants to purchase 812,500 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.002 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant were sold together at a combined price of $8.00. Each warrant shall be exercisable at an exercise price of $8.00 per share and has a term of five years from the date of issuance. The Company has also concluded that the warrants are classified as equity, since it meets all criteria for equity classification. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of $800 thousand. In June and July 2020, warrants to purchase 44,625 ordinary shares were exercised for consideration of $357 thousand. As of September 30, 2020, warrants to purchase 767,875 ordinary shares remained outstanding.

3)	On May 6, 2020, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain institutional investors 814,598 ordinary shares at a purchase price per share of $6.138. In addition, in a concurrent private placement, the Company also sold and issued to the purchasers in the offering unregistered warrants to purchase 407,299 ordinary shares. Each warrant shall be exercisable at an exercise price of $4.90 per share and has a term of five and one-half years from the date of issuance. The Company has also concluded that the warrants are classified as equity, since it meets all criteria for equity classification. The total net proceeds were approximately $4.5 million, after deducting placement agent and other offering expenses in the amount of approximately $500 thousand. In July 2020, warrants to purchase 84,073 ordinary shares were exercised for consideration of approximately $412 thousand. As of September 30, 2020, warrants to purchase 323,226 ordinary shares remained outstanding.

4)	On July 15, 2020, the Company increased its authorized share capital from 5,000,000 ordinary shares to 17,500,000 ordinary shares.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - SHARE CAPITAL (continued):

5)	On August 10, 2020, the Company completed a registered direct offering, pursuant to which the Company sold and issued to Aspire Capital Fund LLC (“Aspire Capital”), 356,250 ordinary shares at a purchase price per share of $7.022. In addition, the Company also sold and issued to Aspire Capital pre-funded warrants to purchase 356,250 ordinary shares at a purchase price per share of $6.822. Each pre-funded warrant shall be exercisable at an exercise price of $0.20 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Company has also concluded that the pre-funded warrants are classified as equity, since it meets all criteria for equity classification. The total net proceeds were approximately $4.6 million, after deducting commitment fee and other offering expenses in the amount of approximately $330 thousand. As of September 30, 2020, no pre-funded warrants were exercised.

6)	The Company implemented a 1-for-20 reverse share split of its outstanding ordinary shares that was effective for NASDAQ purposes at the open of business on October 30, 2020. All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. For more details see note 6.

b.	Share-based compensation:

1)	In January 2016, the Company's board of directors approved a new option plan (the "2015 Plan"). Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 35,000 ordinary shares for grants to directors, employees and consultants. In July 2016, an increase of 35,000 ordinary shares was approved by the board of directors.

In December 2017, June 2018 and December 2019, an increase of 105,000, 50,000 and 50,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders. In July 2020, the Company’s shareholders approved a further increase of 175,000 ordinary shares.

As of September 30, 2020, 165,738 shares remain available for grant under the Plan.

In the nine months ended September 30, 2020 and 2019, the Company granted options as follows:

	Nine months ended September 30, 2020
	Number of options granted	Exercise price	Vesting period	Expiration
Employees	47,250	$6.15-$8.57	3 years	7 years
	37,750	$6.43	1.29 years	7 years
Directors	10,000	$6.15	3 years	7 years

	Nine months ended September 30, 2019
	Number of options granted	Exercise price range	Vesting period range	Expiration
Employees	73,250	$8.94-$152.80	3 years	7 years
Directors	6,000	$97.20	3 years	7 years

The fair value of options granted to employees and directors during the nine months ended September 30, 2020, and 2019 was $416 thousand and $4.4 million, respectively.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - SHARE CAPITAL (continued):

The fair value of options granted to employees and directors on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	Nine months ended September 30
	2020	2019
Value of ordinary share	$5.60-$6.20	$23.00-$149.20
Dividend yield	0%	0%
Expected volatility	102.58%-110.4%	53.32%-97.81%
Risk-free interest rate	0.28%-1.42%	1.75%-2.57%
Expected term	5 years	5 years

2)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	U.S. dollars in thousands		U.S. dollars in thousands
Research and development expenses, net	$136	$371	$495	$1,538
General and administrative expenses	200	416	697	1,210
	$336	$787	$1,192	$2,748

NOTE 5 - ACCOUNTS PAYBLE AND ACCRUALS - OTHER:

	September 30,	December 31,
	2020	2019
	U.S. dollars in thousands
Expenses payable	$2,704	$2,838
Salary and related expenses, including social security and other taxes	518	1,277
Current operating lease liabilities	558	544
Accrual for vacation days and recreation pay for employees	217	154
Other	22	22
	$4,019	$4,835

NOTE 6 - EVENT SUBSEQUENT TO SEPTEMBER 30, 2020

The Company implemented a 1-for-20 reverse share split of its outstanding ordinary shares that was effective for NASDAQ purposes at the open of business on October 30, 2020. As a result of the reverse share split, every 20 outstanding ordinary shares was combined into one ordinary share. All fractional shares created by the reverse share split were rounded up to the nearest whole share. The number of authorized shares was proportionately reduced from 350,000,000 ordinary shares to 17,500,000 ordinary shares. The reverse share split decreased the Company’s outstanding ordinary shares from 78,964,492 shares to 3,948,226 shares as of that date. All share and per share amounts in these unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse share split.

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

 Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-20 reverse share split of our ordinary shares that became effective on October 30, 2020, and all references to ordinary shares outstanding and per share amounts give effect to the reverse share split.

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs based on our proprietary Accordion Pill platform technology, which we refer to as the Accordion Pill. Our Accordion Pill is an oral drug delivery system that is designed to improve the efficacy and safety of existing drugs and drugs in development by utilizing an efficient gastric retention, or, GR and specific release mechanism. Our product pipeline currently includes several product candidates in various stages. Our most advanced product candidate, Accordion Pill Carbidopa/Levodopa, or, AP-CD/LD, is being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients.

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

In addition, we have initiated a clinical development program for our Accordion Pill platform with the two primary cannabinoids contained in cannabis sativa, which we refer to as AP-Cannabinoids. We are formulating and testing CBD and THC for the treatment of various pain indications. AP-Cannabinoids are designed to extend the absorption phase of CBD and THC, with the goal of more consistent levels for an improved therapeutic effect, which may address several major drawbacks of current methods of treatment, such as short duration of effect, delayed onset, variability of exposure, variability of the administered dose and adverse events that correlate with peak levels. In March 2017, we initiated a Phase I single-center, single-dose, randomized, three-way crossover clinical trial in Israel to compare the safety, tolerability and PK of AP-THC/CBD with Sativex®, an oral buccal spray containing CBD and THC that is commercially available outside of the United States. Initial results demonstrated that the Accordion Pill platform is well suited to safely deliver CBD and THC with significant improvements in exposure compared with Sativex®. In December 2018, we initiated a PK study of AP-THC and the results of the study demonstrate that the custom designed AP delivery system in the AP-THC PK study did not meet our expectations. We are continuing to advance the AP-Cannabinoids clinical development program and we are seeking to launch a PK study with the optimized AP-THC in December 2020.

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

In May 2019, we reported entering into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compounds. We met the required in vitro specifications for that compound but do not anticipate an in-vivo study. In October 2020, we entered into a new research collaboration agreement with Merck for another compound. Details of the new agreement are confidential.

We continue to advance discussions with other potential pharmaceutical partners for the development of new custom-designed APs. We believe the data from our ACCORDANCE trial enhances those discussions as it validates the AP platform and provides long-term safety data.

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to countries across the globe, including in Israel and the United States. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. We implemented remote working and work place protocols for our employees in accordance with government requirements. The implementation of measures to prevent the spread of coronavirus have resulted in disruptions to our partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is still early to assess the full impact of the coronavirus outbreak and the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)

Research and development expenses, net	$(2,112)	$(8,448)	$(5,411)	$(24,850)
General and administrative expenses	(1,529)	(2,157)	(4,874)	(6,491)
Impairment of long-lived assets	-	(9,759)	-	(9,759)
Operating loss	(3,641)	(20,364)	(10,285)	(41,100)
Financial income (expenses), net	(57)	14	(123)	157
Loss before income tax	(3,698)	(20,350)	(10,408)	(40,943)
Tax benefit (Income tax)	(42)	(28)	(149)	(100)
Net loss	$(3,740)	$(20,378)	$(10,557)	$(41,043)

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Research and Development Expenses, Net

Our research and development expenses, net, for the three months ended September 30, 2020 amounted to approximately $2.1 million, a decrease of approximately $6.3 million, or 75%, compared to approximately $8.4 million for the three months ended September 30, 2019. Our research and development expenses, net, for the nine months ended September 30, 2020 amounted to approximately $5.4 million, a decrease of approximately $19.5 million, or 80%, compared to approximately $24.9 million for the nine months ended September 30, 2019. The decrease for the three and nine-month periods was primarily due to the completion of our ACCORDANCE study and Open Label Extension study during 2019, a decrease in expenses related to the scale up activities of the commercial scale manufacturing line, a decrease in payroll and related expenses, mostly due to reduction in headcount, and a decrease in share-based compensation.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2020 amounted to approximately $1.5 million, a decrease of approximately $700,000, or 32%, compared to approximately $2.2 million for the three months ended September 30, 2019. Our general and administrative expenses for the nine months ended September 30, 2020 amounted to approximately $4.9 million, a decrease of approximately $1.6 million, or 25%, compared to approximately $6.5 million for the nine months ended September 30, 2019. The decrease for the three and nine-month periods was primarily related to a decrease in payroll and related expenses, including reduction in headcount, a decrease in share-based compensation and reduction in associated expenses.

Operating Loss

As a result of the foregoing, for the three months ended September 30, 2020 our operating loss was approximately $3.6 million, a decrease of approximately $16.8 million, or 82%, compared to our operating loss for the three months ended September 30, 2019 of approximately $20.4 million. For the nine months ended September 30, 2020 our operating loss was approximately $10.3 million, a decrease of approximately $30.8 million, or 75%, compared to our operating loss for the nine months ended September 30, 2019 of approximately $41.1 million. The decrease for the three and nine-month periods was due to a decrease in research and development expenses, net and general and administrative expenses, as detailed above. In addition, for the three and nine months ended September 30, 2019, we recorded an impairment charge of approximately $9.8 million of our Production Line and Equipment, net, from the liability described in note 3a to the condensed consolidated financial statements, together "AP-CD/LD Assets, net", which represents the excess carrying value compared to the fair value of the AP-CD/LD Assets, net.

Financial Income (expenses), Net

For the three months ended September 30, 2020, we had financial expenses from foreign currency exchange expenses in the amount of approximately $62,000 and bank fees, offset by financial income from interest on cash and cash equivalents in the amount of approximately $9,000. For the three months ended September 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $44,000 offset by financial expenses from foreign currency exchange expenses in the amount of approximately $28,000 and bank fees.

For the nine months ended September 30, 2020, we had financial expenses from foreign currency exchange expenses in the amount of approximately $151,000 and bank fees, offset by financial income from interest on cash and cash equivalents in the amount of approximately $36,000 and financial income from change in fair value of marketable securities in the amount of approximately $2,000. For the nine months ended September 30, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $326,000 offset by financial expenses from foreign currency exchange expenses in the amount of approximately $156,000 and bank fees.

Income tax

For the three and nine months ended September 30, 2020 and 2019, we have not generated taxable income in Israel. However, for the three months ended September 30, 2020 and 2019, we incurred tax expenses in our U.S. subsidiary in the amount of $42,000 and $28,000, respectively, and for the nine months ended September 30, 2020 and 2019 we incurred tax expenses in our U.S. subsidiary in the amount of $149,000 and $100,000, respectively.

Net Loss

Based on the foregoing, for the three months ended September 30, 2020 our net loss was approximately $3.7 million, a decrease of approximately $16.7 million, or 82%, compared to net loss for the three months ended September 30, 2019 of approximately $20.4 million. For the nine months ended September 30, 2020 our net loss was approximately $10.6 million, a decrease of approximately $30.4 million, or 74%, compared to our net loss for the nine months ended September 30, 2019 of approximately $41.0 million. The decrease for the three and nine-month periods was mainly due to a decrease in research and development expenses, net, general and administrative expenses and the impairment charge incurred in 2019, as detailed above.

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

As of September 30, 2020, we had cash and cash equivalents of approximately $17.1 million. As of December 31, 2019, we had cash and cash equivalents and marketable securities of approximately $10.1 million. In February 2020, we completed an underwritten public offering, pursuant to which we issued 764,000 ordinary shares, pre-funded warrants to purchase 48,500 ordinary shares and warrants to purchase 812,500 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.002 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant were sold together at a combined price of $8.00. Each warrant is exercisable at an exercise price of $8.00 per share and has a term of five years from the date of issuance. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of approximately $800,000. In addition, in May 2020, we completed a registered direct offering with certain institutional investors pursuant to which we sold 814,598 ordinary shares and in a concurrent private placement, we issued to the investors in the offering warrants to purchase up to 407,299 ordinary shares. The warrants are immediately exercisable and expire five and one-half years from issuance at an exercise price of $4.90 per share, subject to adjustment as set forth therein. The total net proceeds were approximately $4.5 million, after deducting placement agent and other offering expenses in the amount of approximately $500,000. In August 2020, we completed a further registered direct offering with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which we sold 356,250 ordinary shares at a purchase price of $7.022 per share and pre-funded warrants to purchase 356,250 ordinary shares at a purchase price of $6.822 per warrant to Aspire Capital. The pre-funded warrants have an exercise price of $0.20 per share and are exercisable until exercised in full. The total net proceeds were approximately $4.6 million, after deducting offering expenses.

Net cash used in operating activities was approximately $8.9 million for the nine months ended September 30, 2020 compared with net cash used in operating activities of approximately $23.9 million for the nine months ended September 30, 2019. This decrease resulted primarily from a decrease in our research and development activities in the amount of approximately $19.4 million, offset by changes in operating asset and liability items of approximately $4.1 million.

We had positive cash flow from investing activities of approximately $756,000 for the nine months ended September 30, 2020 compared to negative cash flow from investing activities of approximately $2.5 million for the nine months ended September 30, 2019. This change resulted primarily from an investment in the establishment of the commercial scale manufacturing line in the amount of approximately $2.3 million in the nine months ended September 30, 2019 and an increase in purchase of property and equipment in the amount of approximately $775,000.

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $15.9 million, which was provided primarily by the proceeds from our registered direct offering in August 2020 that resulted in net proceeds of approximately $4.6 million, proceeds from our registered direct offering in May 2020 that resulted in net proceeds of approximately $4.5 million and proceeds from our underwritten public offering in February 2020 that resulted in net proceeds of approximately $5.7 million. Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $2.2 million, which was provided by funds received from the sale of our ordinary shares under our “at-the-market” equity offering program and proceeds from the exercise of options by employees.

At-the-Market Equity Offering Program

Pursuant to that certain Sales Agreement, dated March 1, 2019, or the Sales Agreement, by and between us and Cowen and Company, LLC, we may elect from time to time, to offer and sell ordinary shares through an “at the market offering” as defined in Rule 415(a)(4), or the ATM Offering, promulgated under the Securities Act having an aggregate offering price of up to $75,000,000. Under a prospectus supplement dated March 28, 2019, we sold an aggregate of 138,794 ordinary shares for gross proceeds of $2.6 million. On March 13, 2020, we updated the aggregate amount that may be issued and sold under the ATM Offering and filed a prospectus supplement pursuant to which we may offer and sell, from time to time, ordinary shares having an aggregate offering price of up to $9.8 million. From March 13, 2020 to May 4, 2020, we did not issue or sell any of our ordinary shares under the ATM Offering. On May 4, 2020, we terminated the prospectus supplement dated March 13, 2020, but the Sales Agreement remains in full force and effect.

Aspire Capital Financing Arrangement

On December 2, 2019, we entered into a purchase agreement, or the Purchase Agreement, with Aspire Capital pursuant to which provides that, upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our ordinary shares over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement, in which we agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register for sale under the Securities Act for the sale of our ordinary shares that have been and may be issued to Aspire Capital under the Purchase Agreement.

We filed with the SEC a prospectus supplement to our effective shelf registration statement on Form S-3 (File No. 333-230016) registering all of the ordinary shares that may be offered to Aspire Capital from time to time. Under the Purchase Agreement, on any trading day selected by us, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, each, a Purchase Notice, directing Aspire Capital (as principal) to purchase up to 10,000 of our ordinary shares in an amount no greater than $500,000 per business day, up to $10.0 million of our ordinary shares in the aggregate at a per share price, or the Purchase Price, equal to the lesser of:

●	the lowest sale price of our ordinary shares on the purchase date; or

●	the arithmetic average of the three (3) lowest closing sale prices for our ordinary shares during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

We and Aspire Capital also may mutually agree to increase the dollar amount to greater than $500,000 and the number of ordinary shares that may be sold to as much as an additional 100,000 ordinary shares per business day, respectively.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount equal to at least 10,000 ordinary shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice, each, a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of ordinary shares equal to up to 30% of the aggregate of our ordinary shares traded on our principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of 12,500 ordinary shares. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our ordinary shares traded on our principal market on the VWAP Purchase Date.

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

The Purchase Agreement provides that the number of ordinary shares that may be sold pursuant to the Purchase Agreement will be limited to 350,120 ordinary shares, or the Exchange Cap, which represents 19.99% of our outstanding ordinary shares on December 2, 2019, unless shareholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all ordinary shares issued under the Purchase Agreement is equal to or greater than $9.7956, which is the price equal to the closing sale price of our ordinary shares immediately preceding the execution of the Purchase Agreement. We are not required or permitted to issue any ordinary shares under the Purchase Agreement if such issuance would breach its obligations under the rules or regulations of the Nasdaq Capital Market or other applicable law (including, without limitation, the Israeli Companies Law – 1999, as amended, or the Israeli Companies Law). We may, in our sole discretion, determine whether to obtain shareholder approval to issue more than 19.99% of our outstanding ordinary shares hereunder if such issuance would require shareholder approval under the rules or regulations of the Nasdaq Capital Market or the Israeli Companies Law.

Current Outlook

We believe that we have adequate cash to fund our ongoing activities into the first quarter of 2022. Our ability to continue to execute our operating plan is dependent on our ability to obtain additional capital principally through license agreements with third parties and capital raising from the public, private investors and institutional investors, such as through the public offering that we completed in February 2020 raising a total of $5.7 million, net, the registered direct offering and concurrent private placement that we completed in May 2020 raising a total of approximately $4.5 million, net, and the registered direct offering that we completed in August 2020 raising a total of approximately $4.6 million, net. We may also engage with a partner in order to share the costs associated with the development and manufacturing of our product candidates. We are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to our partnering efforts and may negatively impact our commercial prospects and our ability to raise capital. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. Furthermore, the estimation process required to prepare our consolidated financial statements required assumptions to be made about future event and conditions and the impact of COVID-19 in our financial results, and while we believe such assumptions are reasonable, they are inherently subjective and uncertain. Our actual results could differ materially from those estimates. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern. For more information, see note 1(a)(2) in our condensed consolidated financial statements for the nine months ended September 30, 2020.

Developing drugs, conducting clinical trials, obtaining commercial manufacturing capabilities and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials of our product candidates, obtain regulatory approval for one or more of our product candidates, obtain commercial manufacturing capabilities and commercialize one or more of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress and costs of our clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the COVID-19 pandemic;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for one or more of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses;

●	market conditions; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to those policies during the nine months ended September 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 3, 2019, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until March 2, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On March 3, 2020, we were notified by Nasdaq that we are eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. On April 17, 2020, we were notified by Nasdaq that as a result of tolling of compliance periods by Nasdaq, our term to regain compliance was extended until November 13, 2020. To regain compliance, the bid price of our ordinary shares must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On July 15, 2020, our shareholders approved amendments to our articles of association to effect a reverse share split of our ordinary shares at a ratio with the range from 1-for-5 to 1-for-25, to be effective at the ratio and on a date to be determined by the board of directors in its sole discretion provided the reverse split is effected no later than July 15, 2021. We subsequently implemented a 1-for-20 reverse share split of our ordinary shares which was effective for Nasdaq marketplace purposes at the open of business on October 30, 2020. If the bid price of our ordinary shares is at least $1.00 per share for at least 10 consecutive days following the effectiveness of the reverse share split, then we expect to regain compliance with the minimum bid price requirement. Nevertheless, it is not uncommon for the market price of a company’s shares to decline in the period following a reverse share split, as has been in our case. Therefore, the percentage decline may be greater than would occur in the absence of a reverse share split. In any event, other factors unrelated to the number of ordinary shares outstanding, such as negative financial or operational results, could adversely affect the market price of our ordinary share to fall below the minimum $1.00 bid price again and could result in a delisting of our ordinary shares. A delisting of our ordinary shares from Nasdaq could materially reduce the liquidity of our ordinary shares and result in a corresponding material reduction in the price of our ordinary shares. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

The liquidity of our ordinary shares and shareholders’ ability to sell their shares may be affected by our recent reverse share split.

On October 30, 2020, we effected a 1-for-20 reverse share split. As a result of the reverse share split the liquidity of our ordinary shares may decrease as a result of the corresponding reduction in the number of shares that are outstanding following such split. In addition, the reverse share split increased the number of shareholders who own odd lots (less than 100 shares) of our ordinary shares, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Association of Intec Pharma Ltd., as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intec Pharma Ltd.

Date: November 5, 2020	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer and Vice Chairman
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer
(Principal Financial and Accounting Officer)