Form 10-K
period 2020-12-31
Intec Pharma Ltd.
filed 2021-03-16
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the ordinary shares held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on the Nasdaq Capital Market on June 30, 2020, was $19,549,537.

The number of shares of Registrant’s ordinary shares outstanding as of March 12, 2021: 4,502,578.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ABOUT THIS ANNUAL REPORT

All references to “we,” “us,” “our,” “Intec”, “Intec Israel”, “the Company” and “our company”, in this Annual Report on Form 10-K, or our Annual Report, are to Intec Pharma Ltd. and its subsidiaries Intec Pharma Inc. and Intec Parent, Inc., Dillon Merger Sub, Inc. and Domestication Merger Sub Ltd., unless the context otherwise requires. All references to Intec Parent are to Intec Parent, Inc., a newly formed Delaware wholly owned subsidiary of Intec Israel that is intended to be the successor to Intec Israel following the domestication of Intec Israel to Delaware as further described under “Item 1. Business — Proposed Merger.” All references to “ordinary shares” and “share capital” refer to ordinary shares and share capital of Intec Israel. All references to “Israel” are to the State of Israel. Our historical results do not necessarily indicate our expected results for any future periods. Any discrepancies in any table between totals and sums of the amounts listed are due to rounding. Unless otherwise indicated, or the context otherwise requires, references in this Annual Report to financial and operational data for a particular year refer to the fiscal year of our Company ended December 31 of that year.

In this Annual Report, “NIS” means New Israeli Shekel, and “$,” “US$” and “U.S. dollars” mean United States dollars.

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-20 reverse share split of our ordinary shares that became effective on October 30, 2020, and all references to ordinary shares outstanding and per share amounts give effect to the reverse share split.

No Offer or Solicitation

This communication shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act.

Additional Information about the Proposed Merger and Where to Find It

In connection with the proposed merger between Intec Israel and Decoy Biosystems, Intec Israel will file a Registration Statement on Form S-4, which will include a document that serves as a proxy statement and prospectus of Intec Israel and Intec Israel plans to file other documents regarding the proposed merger with the SEC. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY, WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION THAT SHAREHOLDERS SHOULD CONSIDER BEFORE MAKING ANY DECISION REGARDING THE PROPOSED MERGER. A definitive proxy statement/prospectus will be sent to Intec Israel’s and Decoy Biosystems’ shareholders. Investors and security holders will be able to obtain these documents (when available) free of charge from the SEC’s website at www.sec.gov. The documents filed by Intec with the SEC may also be obtained free of charge from the Company by requesting them by mail at Intec Pharma Ltd., 12 Hartom Street, Har Hotzvim, Jerusalem 9777512, Israel.

Participants in the Solicitation

Intec Israel and its respective directors and executive officers and other members of management and employees and certain of their respective significant shareholders may be deemed to be participants in the solicitation of proxies from Intec shareholders in respect of the proposed merger. Information about the Intec Israel’s directors and executive officers is available in this Annual Report. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the proxy solicitation and a description of their direct and indirect interests, by security holding or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the SEC regarding the proposed merger when they become available. Investors should read the proxy statement/prospectus carefully when it becomes available before making any voting or investment decisions. You may obtain free copies of these documents from the SEC and Intec Israel as indicated above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies, plans and prospects. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements may be included in, among other things, various filings made by us with the Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below:

●	risks associated with Intec Israel’s and Decoy Biosystem Ltd’s, or Decoy’s ability to obtain the shareholder approval required to consummate the proposed merger described under “Item 1. Business — Proposed Merger”, or the Merger;

●	the timing of the closing of the proposed Merger, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the Merger will not occur;

●	risks related to the ability to consummate certain closing conditions including the closing financing and the disposition of the Accordion Pill business, the occurrence of any event, change, or other circumstances that could give rise to the termination of the merger agreement, as described under “Item 1. Business — Proposed Merger”, or the Merger Agreement;

●	the outcome of any legal proceedings that may be instituted against Intec Israel or Decoy following the announcement of the Merger Agreement and the transactions contemplated therein;

●	unanticipated difficulties or expenditures relating to the Merger, the response of business partners and competitors to the announcement of the Merger, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Merger;

●	the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the transaction to fail to close;

●	the inability to list the merger shares on the Nasdaq Capital Market or maintain the listing of Intec Parent’s shares of common stock on Nasdaq Capital Market following the proposed Merger;

●	the ability to recognize the anticipated benefits of the Merger;

●	we are a clinical stage biopharmaceutical company with a history of operating losses, are not currently profitable, do not expect to become profitable in the near future and may never become profitable;

●	our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern;

●	our ability to obtain additional financing;

●	the impact of the COVID-19 pandemic on our operations;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our ability to enter into collaborative, licensing, and other commercial relationships and on terms commercially reasonable to us;

●	we face continuous technological change, and developments by competitors may render our products or technologies obsolete or non-competitive. If our new or existing product candidates are rendered obsolete or non-competitive, our marketing and sales will suffer and we may never be profitable;

●	we license our core technology on an exclusive basis from Yissum (Hebrew University), and we could lose our rights to this license if a dispute with Yissum arises or if we fail to comply with the financial and other terms of the license;

●	if we fail to adequately protect, enforce or secure rights to the patents which were licensed to us or any patents we may own in the future, the value of our intellectual property rights would diminish and our business and competitive position would suffer;

●	our product candidates are at various stages of preclinical and clinical development and may never be commercialized;

●	we cannot be certain that the results of any future clinical trial, even if all endpoints are met, will support regulatory approval of any of our product candidates for any indication;

●	our product candidates are subject to extensive regulation and are at various stages of regulatory development and may never obtain regulatory approval;

●	we are subject to anti-kickback laws and regulations. Our failure to comply with these laws and regulations could have adverse consequences to us;

●	potential political, economic and military instability in the State of Israel, where some of our senior management, our head executive office, research and development, and manufacturing facilities are located, may adversely affect our results of operations; and

●	our ability to remain listed on the Nasdaq Capital Market.

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

v

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

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our ordinary shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our ordinary shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Proposed Merger with Decoy Biosystems

On March 15, 2021, Intec Israel, Intec Parent, Inc, a Delaware corporation, or Intec Parent, Dillon Merger Subsidiary Inc., a Delaware corporation and a wholly owned subsidiary of Intec Parent, or the Merger Sub, Domestication Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Intec Parent, or the Domestication Merger Sub, and Decoy Biosystems, Inc., a Delaware corporation, or Decoy, entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, pursuant to which, following the merger of the Domestication Merger Sub with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Intec Parent, or the Domestication Merger, and upon satisfaction of additional closing conditions, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly-owned subsidiary of Intec Parent, or the Merger. The Merger is expected to be completed in the third calendar quarter of 2021 and if it is completed then the business of Decoy will become the business of Intec Parent.

The Merger

As set forth in the Merger Agreement, after completion of the Domestication Merger and subject to other closing conditions of the Merger, on the closing date, or the Closing Date, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity. As a result of the Merger, Decoy will become a wholly owned subsidiary of Intec Parent.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, which shall occur on the Closing Date, or the Effective Time, (i) each outstanding share of Decoy common stock, par value $0.001 per share, or the Decoy Common Stock (other than any shares held as treasury stock (which will be cancelled) and any dissenting shares and after giving effect to the conversion of Decoy SAFEs (Simple Agreements for Future Equity) and Decoy preferred stock into Decoy Common Stock) will be converted into shares of Intec Parent common stock, par value $0.01 per share, or Intec Common Stock, based on the exchange ratio as described below, and (ii) each outstanding and unexercised Decoy stock option, whether vested or unvested, will be converted into a stock option exercisable for that number of shares of Intec Parent Common Stock equal to the product of (x) the aggregate number of shares of Decoy Common Stock for which such stock option was exercisable and (y) the exchange ratio. The shares of Intec Parent Common Stock issuable in exchange for shares of Decoy Common Stock as described above are referred to as the “Merger Shares.”

Under the exchange ratio formula in the Merger Agreement, without taking into consideration the effect of the respective levels of cash and liabilities of each of Intec Israel and Decoy, which will result in an adjustment to such exchange ratio, following the closing of the Merger, or the Closing, the former Decoy securityholders immediately before the Merger are expected to own approximately 75% of the aggregate number of the outstanding securities of Intec Parent, and the securityholders of the Company immediately before the Domestication Merger are expected to own approximately 25% of the aggregate number of the outstanding securities of Intec Parent, calculated on a fully diluted basis. The actual allocation will be subject to adjustment based on, among other things, Decoy’s and Intec Israel’s net cash balance (including, in the case of the Company, any proceeds from any disposition of the Accordion Pill business), subject to certain exceptions. As further described below, the Closing is also conditioned on completion of the Domestication Merger and on a financing by the Company or Intec Parent, which will dilute securityholders of both Intec Israel and Decoy on a pro-rata basis.

Following the Closing, Jeffrey Meckler will serve as Intec Parent’s Chief Executive Officer, Michael Newman will serve as Intec Parent’s Chief Scientific Officer, Nir Sassi will serve as Intec Parent’s Chief Financial Officer, and Walt Linscott will serve as Intec Parent’s Chief Business Officer. Additionally, following the Closing, the board of directors of Intec Parent is expected to initially consist of eight directors and will be comprised of (i) five (5) members designated by the Company and (ii) three (3) members designated by Decoy.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company and Decoy, including covenants relating to (i) the conduct of their respective businesses prior to the Closing, (ii) the preparation and filing of a registration statement on Form S-4 registering the Merger Shares and the shares of Intec Parent Common Stock to be issued in connection with the Domestication Merger (the “Registration Statement”) and the preparation and/or filing, as applicable, of a proxy statement/information statement for the special meeting or approval by written consent, as applicable, of shareholders of each of the Company and Decoy, (iii) holding a meeting or approval by written consent, as applicable, of shareholders of each of the Company and Decoy to obtain their requisite approvals in connection with the Domestication Merger and Merger, as applicable, including, among other approvals, the approval by the Company shareholders of the issuance of the Merger Shares, and (iv) subject to certain exceptions, the recommendation of the board of directors of each party to the Merger Agreement to its shareholders that such approvals be given.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (i) consummation of the Domestication Merger, (ii) approval of certain matters related to the Merger by the shareholders of the Company and approval of the Merger by the stockholders of Decoy, (iii) the effectiveness of the Registration Statement, (iv) the continued listing of the Company’s ordinary shares on the Nasdaq Capital Market (and following the Domestication Merger, the shares of Intec Parent Common Stock) and the authorization for listing on the Nasdaq Capital Market of the Merger Shares, (v) the receipt of a tax ruling from the Israel Tax Authority with respect to the Domestication Merger, (vi) disposition of the Accordion Pill business, as further described below, and (vii) a closing financing by Intec Israel or Intec Parent such that upon Closing of the Merger (taking into account of the proceeds to be received with respect to such financing), the combined net cash of Intec Parent shall be not less than $30 million and not more than $50 million and which represents an agreed minimum valuation derived from the exchange ratio for Intec Parent following the Closing. The Merger Agreement requires the Company to convene a shareholders’ meeting for purposes of obtaining the necessary shareholder approvals required in connection with the Merger.

The Merger Agreement contains certain termination rights for both the Company and Decoy, including, but not limited to, the right of the Company and Decoy to terminate the Merger Agreement by mutual written consent or if a court of competent jurisdiction or other Governmental Body (as defined in the Merger Agreement) has issued a final and non-appealable order, decree or ruling, or has taken any other action, having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger. In addition, either the Company or Decoy may terminate the Merger Agreement if the Merger is not consummated on or before the date that is 155 days following the delivery of the Decoy audited financial statements for the fiscal years ended December 31, 2020 and 2019 which date may be extended in certain circumstances. In connection with the termination of the Merger Agreement under specified circumstances, Decoy may be required to pay to the Company a break-up fee of $1,000,000, or the Company may be required to pay to Decoy a reverse break-up fee of $1,000,000 and forfeit a deposit in the amount of $350,000 in favour of Decoy to cover transaction expenses.

Certain Agreements Related to the Merger

The Domestication Merger

As set forth in the Merger Agreement, prior to the date of the Closing Date, Intec Israel shall re-domesticate as a Delaware corporation by merging with and into the Domestication Merger Sub, with Intec Israel surviving the merger and becoming a wholly owned subsidiary of Intec Parent. In connection with the Domestication Merger, all Intec Israel ordinary shares, having no par value per share, or the Intec Israel Shares, outstanding immediately prior to the Domestication Merger will convert, on a one-for-one basis, into shares of Intec Parent, or the Intec Parent Common Stock and all options and warrants to purchase Intec Israel Shares outstanding immediately prior to the Domestication Merger will be exchanged for equivalent securities of Intec Parent.

Disposition of Accordion Pill Business

In accordance with the terms of the Merger Agreement, Intec Israel agreed that prior to the Closing Date it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment or that it would otherwise take steps related to the divestment or disposal and satisfaction of liabilities of the Company’s Accordion Pill business, to be effected immediately after the Closing.

Support Agreements

In connection with the execution of the Merger Agreement, certain shareholders of Decoy entered into support agreements with the Company, Intec Parent and Merger Sub covering approximately 74% of the outstanding shares of Decoy relating to the Merger, or the Decoy Stockholder Support Agreements. The Decoy Stockholder Support Agreements provide, among other things, that the stockholders party to the Decoy Stockholder Support Agreements will vote all of the shares of Decoy held by them: (i) in favor of the adoption of the Merger Agreement, the approval of the Merger and the other transactions contemplated by the Merger Agreement, provided that they will vote such shares in the same manner as the vote in respect of the Merger Agreement and the Merger of the holders of a majority of the outstanding shares of Decoy’s capital stock who do not sign a Decoy Stockholder Support Agreement, and (ii) against any adverse proposal, for up to eighteen (18) months following the date of the Decoy Stockholder Support Agreements (depending on the manner of termination of the Merger Agreement).

In accordance with the terms of the Merger Agreement, the officers and directors of the Company have each entered into support agreements with Decoy relating to the Merger (the “Intec Shareholder Support Agreements”). The Intec Shareholder Support Agreements provide, among other things, that the officers and directors party to the Intec Shareholder Support Agreements will vote all of the ordinary shares of the Company held by them: (i) in favour of the adoption of the Merger Agreement, the approval of the Merger Agreement and other transactions contemplated by the Merger Agreement, and (ii) against any adverse proposal.

Lock-Up Agreements

In accordance with the terms of the Merger Agreement, certain stockholders of Decoy and the officers and directors of Intec have each entered into a lock-up agreement with the Company, Intec Parent and Decoy, or the Lock-Up Agreements. The Lock-Up Agreements place certain restrictions on the transfer of shares of common stock of Intec Parent held by the respective signatories thereto for 180 days after the Closing Date.

Although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that we will be able to successfully complete the Merger on a timely basis, or at all. If, for any reason, the Merger is not completed, we will reconsider our strategic alternatives and expect that we would either continue to advance the existing Accordion Pill business either on our own or in partnership with a strategic partner or we may seek to complete a potential merger, reorganization or other business combination transaction with another company similar to the Merger. If, for any reason, the Merger is not consummated and we are unable to continue to operate the Accordion Pill business or identify and complete an alternative strategic transaction like the Merger, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our shareholders after paying our debts and other obligations and setting aside funds for reserves.

Accordion Pill Business

As discussed above, on March 15, 2021, we entered into the Merger Agreement. As a result, you should not place undue reliance on the plans discussed below relating to our Accordion Pill business as they are subject to change.

We are a clinical stage biopharmaceutical company focused on developing drugs based on our proprietary Accordion Pill platform technology, which we refer to as the Accordion Pill, or AP. Our Accordion Pill is an oral drug delivery system that is designed to improve the efficacy and safety of existing drugs and drugs in development by utilizing an efficient gastric retention, or, GR and specific release mechanism. Our product pipeline currently includes several product candidates in various stages. Our most advanced product candidate, Accordion Pill Carbidopa/Levodopa, or, AP-CD/LD, was being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients.

In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. While AP-CD/LD provided treatment for Parkinson’s disease symptoms, it did not demonstrate statistically superiority over immediate release CD/LD on the primary endpoint of OFF time reduction under the conditions established in the protocol. Treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. From our review of the data, we have observed a meaningful reduction in OFF time in certain subsets of patients. We have completed the analysis of the full data set. In February 2021, we entered into a non-binding term sheet for the sale or license of the AP-CD/LD program to an undisclosed third party and are currently negotiating the terms of a definitive agreement. There is no assurance that this will result in a definitive agreement.

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

In addition, we have initiated a clinical development program for our Accordion Pill platform with the two primary cannabinoids contained in cannabis sativa, which we refer to as AP-Cannabinoids. We are formulating and testing CBD and THC for the treatment of various pain indications. AP-Cannabinoids are designed to extend the absorption phase of CBD and THC, with the goal of more consistent levels for an improved therapeutic effect, which may address several major drawbacks of current methods of treatment, such as short duration of effect, delayed onset, variability of exposure, variability of the administered dose and adverse events that correlate with peak levels. In March 2017, we initiated a Phase I single-center, single-dose, randomized, three-way crossover clinical trial in Israel to compare the safety, tolerability and PK of AP-THC/CBD with Sativex®, an oral buccal spray containing CBD and THC that is commercially available outside of the United States. Initial results demonstrated that the Accordion Pill platform is well suited to safely deliver CBD and THC with significant improvements in exposure compared with Sativex®. In December 2018, we initiated a PK study of AP-THC and the results of the study demonstrate that the custom designed AP delivery system in the AP-THC PK study did not meet our expectations. In December 2020, we initiated a clinical trial in Israel evaluating the safety, tolerability and PK of an optimized AP-THC and we expect to report top line results from this study in the second quarter of 2021.

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

In December 2020, we entered into a cannabinoid research collaboration agreement with GW Research Limited, or GW to explore using the AP platform for an undisclosed research program.

In March 2021, we entered into a feasibility agreement on a confidential basis with a pharmaceutical company to develop a custom-designed AP for a rare disease indication.

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to countries across the globe, including in Israel and the United States. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. We implemented remote working and work place protocols for our employees in accordance with government requirements. The implementation of measures to prevent the spread of COVID-19 have resulted in disruptions to our partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our operations, as the impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

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

Levodopa plasma levels in n=8 advanced Parkinson’s disease patients following twice daily, or b.i.d., administration (eight hours apart) of AP-CD/LD 50/375 versus four times daily, or q.i.d., administration (four hours apart) of a commercial Carbidopa/Levodopa formulation (equivalent daily Levodopa dose). The PK study was performed on day seven, following six days of drug administration at home. No Levodopa medication was allowed for ten hours before the first administration at day seven. The PK results showed that the peak to trough ratio, which measures the maximum average concentration relative to the minimum average concentration of LD plasma levels, was reduced from 29.9 to 3.2 with the AP-CD/LD.

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

Our Accordion Pill technology enables us to combine active pharmaceutical ingredients, or APIs, which are also referred to as drugs, and inactive ingredients that are included in the U.S. Food and Drug Administration’s, or FDA’s, list of approved inactive ingredients, into pharmaceutical-grade, biodegradable polymeric films, welded into a planar structure, folded into the shape of an accordion and placed inside of a capsule. While in the stomach, the capsule dissolves and the Accordion Pill unfolds and releases the drug in a predetermined profile. In order to provide optimum results for each drug, each Accordion Pill drug differs and will likely differ in several ways, including composition, structure and properties.

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

Our most advanced product candidate, AP-CD/LD, was being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients. In February 2021, we entered into a non-binding term sheet for the sale or license of the AP-CD/LD program to an undisclosed third party and are currently negotiating the terms of a definitive agreement. There is no assurance that this will result in a definitive agreement.

In July 2019, we announced top-line results from our pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s disease known as the ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. While AP-CD/LD provided treatment for Parkinson’s disease symptoms, it did not demonstrate statistically superiority over immediate release CD/LD on the primary endpoint of OFF time reduction under the conditions established in the protocol. Treatment-emergent adverse effects observed with AP-CD/LD were generally consistent with the known safety profile of CD/LD formulations and no new safety issues were observed throughout the double-blinded study, during the gastroscopy safety sub-study or the 12-month open-label extension study. From our review of the data, we have observed a meaningful reduction in OFF time in certain subsets of patients. We have completed the analysis of the full data set.

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

In addition, we have initiated a clinical development program for our Accordion Pill platform with the two primary cannabinoids contained in cannabis sativa, which we refer to as AP-Cannabinoids. We are formulating and testing CBD and THC for the treatment of various pain indications. AP-Cannabinoids are designed to extend the absorption phase of CBD and THC, with the goal of more consistent levels for an improved therapeutic effect, which may address several major drawbacks of current methods of treatment, such as short duration of effect, delayed onset, variability of exposure, variability of the administered dose and adverse events that correlate with peak levels. In March 2017, we initiated a Phase I single-center, single-dose, randomized, three-way crossover clinical trial in Israel to compare the safety, tolerability and PK of AP-THC/CBD with Sativex®, an oral buccal spray containing CBD and THC that is commercially available outside of the United States. Initial results demonstrated that the Accordion Pill platform is well suited to safely deliver CBD and THC with significant improvements in exposure compared with Sativex®. In December 2018, we initiated a PK study of AP-THC and the results of the study demonstrate that the custom designed AP delivery system in the AP-THC PK study did not meet our expectations. In December 2020, we initiated a PK clinical trial in Israel evaluating the safety, tolerability and PK of an optimized AP-THC and we expect to report top line results from this study in the second quarter of 2021.

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

In December 2020, we entered into a cannabinoid research collaboration agreement with GW to explore using the AP platform for an undisclosed research program.

In March 2021, we entered into a feasibility agreement on a confidential basis with a pharmaceutical company to develop a custom-designed AP for a rare disease indication.

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

Our Solution — AP-CD/LD

AP-CD/LD, our lead product candidate, is in development for the treatment of Parkinson’s disease symptoms. AP-CD/LD is an Accordion Pill that contains the generic drugs Carbidopa and Levodopa, which are currently approved for the treatment of Parkinson’s disease symptoms. We have successfully completed a Phase II clinical trial, and we completed a Phase III clinical trial of AP-CD/LD, top-line results of which were announced in July 2019.

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

Preliminary analysis of the baseline data for the enrolled population shows:

●	Average age at study entry was 63 and 65% of enrolled patients were male;

●	Entering patients had a diagnosis of PD for 8.8 years on average;

●	The average daily levodopa dose for patients upon entering the blinded portion of the study was in excess of 800 mg and the most common Accordion Pill dose was AP-CD/LD 50/500mg three times per day;

●	Average daily OFF time for patients upon entering the study was approximately 6.1 hours; and

●	Approximately 31% of patients were enrolled in the U.S.

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

Group Number	Trial Design	Trial Purpose	Population	N (PP)	Test Treatment	Treatment and Duration*
Group 1	Open-label, multi-dose, multi-center, randomized	2-way crossover comparative PK trial	Early-stage PD patients	12	AP-CD/LD 50/250 mg	b.i.d. for 7 days
Group 2	This trial was originally planned in early non-fluctuators with a dose of 50/375 mg b.i.d. In light of the satisfactory PK results with 50/250 mg b.i.d. in this population, the higher dose was considered unnecessary and therefore the trial was not performed.
Group 3	Open-label, multi-dose, multi-center, randomized	2-way crossover comparative PK and PHDS trial	Advanced PD patients	10[a]	AP-CD/LD 50/375 mg	b.i.d. for 7 days
Group 4**	Open-label, multi-dose, multi-center, randomized	2-way crossover comparative PHDS trial	Advanced PD patients	16	AP-CD/LD 50/375 mg	b.i.d. for 21 days
Group 5[b]**	Open-label, multi-dose, multi-center, randomized	2-way crossover comparative PHDS trial	Advanced PD patients	4	AP-CD/LD 50/500 mg	b.i.d. for 21 days
Group 6**	Open-label, multi-dose, multi-center, randomized	2-way crossover comparative PHDS trial	Advanced PD patients	18	AP-CD/LD 50/500 mg	b.i.d. for 21 days

a	Eight patients completed the PK trial.

b	Group 5 was terminated early due to low enrollment.

d = days; PP = Per Protocol; N = number of subjects; PD = Parkinson’s disease; PHDS = pharmacodynamics.

*	Not including add-on dosing of immediate release Carbidopa/Levodopa, if needed.

**	Compared against each patient’s optimized current Levodopa treatment.

Pharmacokinetic Results

Group 1 of our Phase II clinical trial with AP-CD/LD was conducted with 12 male and female patients with non-fluctuating Parkinson’s disease. The crossover design included the following treatment arms: (i) AP-CD/LD 50/250 mg administered two times a day, or b.i.d. and (ii) immediate release CD/LD 25/250 mg administered by half tablet q.i.d, resulting in a total daily dosage of 50/500mg. The treatments were administered for six days, with the seventh day consisting of PK testing. On the PK day of the control period, patients were given an additional 50 mg of Carbidopa (12.5 mg four times a day, or q.i.d.) to achieve the recommended daily 70 – 100 mg dose of Carbidopa. Immediately following the PK testing on day seven, the patients crossed over to the other treatment to repeat the seven day process. This study concluded that (i) the bioavailability of Levodopa when administered via AP-CD/LD was similar to the immediate release reference; (ii) AP-CD/LD provided more stable plasma levels of Levodopa, with reduced peak-to-trough ratio, when compared to the immediate release reference; and (iii) AP-CD/LD provided higher morning Levodopa plasma levels than the immediate release reference.

Group 3 of our Phase II clinical trial with AP-CD/LD was conducted with ten male and female patients with advanced, fluctuating Parkinson’s disease, of which eight completed the PK trial per protocol. The crossover design included the following treatment arms: in the AP-CD/LD treatment arm, the AP-CD/LD 50/375 mg was administered b.i.d. for six at home days of treatment with up to an additional three add-on immediate release Carbidopa/Levodopa, as needed, and on day seven, b.i.d. administration of AP-CD/LD 50/375 mg. In the control arm, the patient’s current treatments were administered for six at home days and, on the seventh day, they were given immediate release Carbidopa/Levodopa 18.75/187.5 mg q.i.d., resulting in a total dosage of 75/750 mg. On the seventh day of each treatment regime, we conducted PK testing. Immediately following the PK testing on day seven, the patients were crossed over to the other treatment to repeat the seven day process.

These trials concluded that (i) the PK of AP-CD/LD demonstrated an efficient controlled-release profile, with significantly more stable Levodopa levels; (ii) the Levodopa absorption phase was increased more than six-fold versus the control treatment; (iii) the b.i.d. administration of AP-CD/LD provided daily coverage of therapeutic Levodopa plasma levels; (iv) the peak-to-trough ratio in Levodopa plasma levels was half of those of the control; (v) the morning, or pre-first dose, Levodopa plasma levels of AP-CD/LD, were significantly higher than the control; and (vi) Levodopa’s high bioavailability was preserved when using AP-CD/LD.

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

AP-CD/LD – Increase of total “good” on time compared to current Levodopa treatment

Total Good On Time
AP CD/LD
Optimized Current Treatment
13.4
11.3
12.4
9.7
Group 4, N=16, P< 0.0001
Group 6, N=18, P< 0.0001

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

AP-CD/LD – Reduction of total on time with dyskinesia compared to current Levodopa treatment

Total ON with Troublesome Dyskinesia
AP CD/LD
Optimized Current Treatment
0.6
0.7
0.7
1.2
Group 4,N =16
Group 6, N=18, P= 0.002

Finally, the figure below displays the mean number of daily Levodopa administrations of the treatments in Groups 4 and 6.

AP-CD/LD –Number of daily Levodopa administrations* compared to current Levodopa treatment

Number of daily administrations
AP CD/LD
Optimized Current Treatment
3.5
6.3
4.0
5.3
Group 4, N=16, P< 0.0001
Group 6, N=18, P< 0.0001

*	In the administration of the AP-CD/LD arm, patients received b.i.d. AP-CD/LD pills and were allowed to take additional commercially available immediate release Carbidopa/Levodopa formulations, as add-ons when needed. As seen in the figure above, patients took, in addition to the b.i.d. AP-CD/LD pills, one-and-a-half to two commercially available immediate-release Carbidopa/Levodopa formulations, in Groups 4 and 6, respectively.

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

Safety

AP-CD/LD was tested for safety on Göttingen minipigs in accordance with the FDA’s guidelines. The study was 180 days and a subgroup of minipigs were kept for recovery for an additional 30 days without receiving any treatments. This study included the following four arms: AP-CD/LD 50/400 mg three times daily, AP-CD/LD 50/500 mg b.i.d., a Carbidopa/Levodopa reference (Sinemet) and a placebo. The study was completed in March 2014. The study evaluated (i) animal wellbeing as represented by behavior, food consumption and weight, (ii) microscopic and macroscopic organ pathology, (iii) ophthalmic evaluation and (iv) electrocardiograms of the miniature pigs, which is the recording of the electrical activity of the heart. This study’s results form an additional basis regarding the safety of AP-CD/LD.

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

We believe that AP-Cannabinoids hold the potential to address several major drawbacks of current methods of use and treatment with cannabis and cannabinoids, such as short duration of effect, delayed onset, variability of exposure, variability of the administered dose and adverse events that correlate with peak levels. AP-Cannabinoids are designed to extend the absorption phase of CBD and THC, with the goal of more consistent levels, for an improved therapeutic effect. We believe that the cannabis market has significant commercial potential and is projected to grow to approximately $90 billion by 2026.

In August 2017, we announced the results of a Phase I clinical trial that compared the safety, tolerability and PK of AP-THC/CBD with Sativex®. This Phase I trial is a single-center, single-dose, randomized, three-way crossover study in Israel to compare the safety, tolerability and PK of two formulations of AP-CBD/THC with Buccal Sativex® in 21 normal healthy volunteers. The results showed that patients in the Accordion Pill CBD/THC arm demonstrated significant improvements in exposure to CBD (290% to 330%) and THC (25% to 50%) compared with Sativex®. The median time to peak concentration was 2-3 times longer than Sativex and absorption was significantly higher. Additionally, the formation of THC metabolites was meaningfully reduced, and the drug had a good safety profile and was well-tolerated with no serious adverse events reported. Sativex® is a commercially available oral buccal spray containing CBD and THC. Following the Phase 1 clinical trial, we evaluated the program and decided as a next step to develop two new Accordion Pills containing only the individual cannabinoid components, namely CBD and THC. In December 2018, we initiated a PK study of AP-THC and the results of the study demonstrate that the custom designed AP delivery system in the AP-THC PK study did not meet our expectations. In December 2020, we initiated a PK clinical trial in Israel evaluating the safety, tolerability and PK of an optimized AP-THC and we expect to report top line results from this study in the second quarter of 2021.

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

In December 2020, we entered into a cannabinoid research collaboration agreement with GW to explore using the AP platform for an undisclosed research program.

In March 2021, we entered into a feasibility agreement on a confidential basis with a pharmaceutical company to develop a custom-designed AP for a rare disease indication.

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

In March 2018, we entered into a Term Sheet for Manufacturing Services with LTS, for the commercial manufacture of AP-CD/LD, which was subsequently superseded in December 2018 by a Process Development Agreement. Under the agreement, LTS will exclusively manufacture and supply us with AP-CD/LD capsules using our proprietary Accordion Pill production technology in LTS’ manufacturing facility in Andernach, Germany subject to the execution and terms of a manufacturing and supply agreement to be negotiated and entered into between us and LTS. The large-scale automated production line for manufacturing AP-CD/LD capsules, or the Production Line, will be owned by us with LTS operating and maintaining the Production Line and owning the other production equipment for AP-CD/LD. Under the agreement, we are responsible for compensating LTS for certain development activities and we agreed to bear the costs incurred by LTS to acquire the other production equipment for AP-CD/LD, or Production Equipment, which amounted to approximately $7.8 million and was fully paid; however, such amount is required under the agreement to be later reimbursed to us by LTS in the form of a reduction in the purchase price of the AP-CD/LD capsules. In addition, upon our decision to not continue with the project or commercialization of the product, LTS has the right to (i) purchase the Production Equipment from us in which case LTS is required to pay to us the share of the cost of the Production Equipment paid by us less up to two million Euros for upgrade costs of LTS’s facility invested by LTS or (ii) transfer such Production Equipment to us in which case we are required to pay LTS up to two million Euros for upgrade costs of LTS’s facility invested by LTS. The agreement shall continue in force unless earlier terminated or upon the termination of any future manufacturing agreement. The agreement contains several termination rights, including, among others, in the cases of bankruptcy, breach by either party, change of control of either of the parties, or the sale or licensing by us of the Accordion Pill to a third party.

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

Government Regulation

In the United States, the FDA regulates pharmaceuticals under Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. These products are also subject to other federal, state, and local statutes and regulations, including federal and state consumer protection laws, laws protecting the privacy of health-related information, and laws prohibiting unfair and deceptive acts and trade practices.

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

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) identifies drug products approved on the basis of safety and effectiveness by FDA under the FDCA and related patent and exclusivity information. When an Abbreviated New Drug Application, or ANDA, applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products or to lower drug prices for pharmaceutical products.

In November 2020, Joseph Biden was elected President and, in January 2021, the Democratic Party obtained control of the Senate. We are not able to state with certainty what the impact of potential legislation will be on our business. Various states, such as California, have also taken steps to consider and enact laws or regulations that are intended to increase the visibility of the pricing of pharmaceutical products with the goal of reducing the prices at which we are able to sell our products. Because these various actual and proposed legislative changes are intended to operate on a state-by-state level rather than a national one, we cannot predict what the full effect of these legislative activities may be on our business in the future.

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

Patents

As of February 28, 2021, we own or exclusively license five families of patents to use within our field of business (families IN-3, IN-7, IN-11, IN-21 and IN-23). Three of the patent families (IN-3, IN-7 and IN-11) have granted patents registered in various countries, as detailed below. Four families (IN-3, IN-7, IN-11 and IN-23) have active pending application/s under examination. The fifth patent family (IN-23) currently comprises of a pending PCT or application, filed on December 31, 2020. Our patents and patent applications generally relate to gastroretentive drug delivery devices for oral intake, the integration of the drugs into our delivery devices and their production, and our patents and any patents that issue from our pending patent applications are expected to expire at various dates between 2027 and 2041. We also rely on trade secrets to protect certain aspects of our technology. The following discussion describes certain patents/patent applications which we consider to be our material patents and patent applications.

IN-1 and Yissum License Agreement

Members of the patent family, IN-1, that we exclusively licensed from Yissum (i.e., Gastroretentive Controlled Release Pharmaceutical Dosage Forms) pursuant to the license agreement described below, or the License Agreement covers gastroretentive system/device for controlled release of an active ingredient in the GI tract expired in 2020.

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

An additional patent family, related to IN-7, which we refer to as IN-11, seeks protection for an Accordion Pill containing Levodopa that is specifically formulated for treatment of Parkinson’s disease in a specific treatment regimen. We have been granted two United States patents and one Canadian patent, and have pending applications in the EPO, India and Israel. Any granted patent of IN-11 will expire in November 2031.

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

IN-23

This patent family is directed to a novel Accordion Pill, with a new platform for delivering active pharmaceutical agents. A PCT application was filed on December 31, 2020. National phase entry is in July 2022.

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

Insurance

We maintain directors’ and officers’ liability insurance with a coverage limit of $5.0 million for the benefit of our office holders and directors. Such directors’ and officers’ liability insurance contains certain standard exclusions.

We also maintain insurance for our premises for a maximum of NIS 40.0 million, including coverage of equipment and lease improvements against risk of loss (fire, natural hazard and allied perils, excluding damage from theft - hereinafter “named perils”) and business interruption insurance coverage caused by named perils out of which up to NIS 20.0 million for fixed cost. In addition, we maintain the following insurance: employer liability with coverage of NIS 20.0 million and third-party liability with coverage of NIS 20.0 million.

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

We received from the IIA grants in the total amount of approximately NIS 42.3 million (approximately $11.3 million) for research and development programs in the years 2009 through 2016. We did not apply for any grants from the IIA since January 1, 2017. For more information see note 6c in our consolidated financial statements for the year ended December 31, 2020.

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

Human Capital Management

As of December 31, 2020, we had 45 employees, 36 of whom are full-time employees, four of whom were employed in management, six of whom were employed in finance and administration, 29 of whom were employed in research and development and operations, one of whom were employed in clinical trials and regulatory affairs and five of whom were employed in quality assurance. As of December 31, 2020, all of these employees are located in Israel or the United States, where our U.S. subsidiary employs two employees.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Item 1A. Risk Factors.

In March 2021, Intec Israel entered into a Merger Agreement with Decoy, pursuant to which, subject to the approval of Intec Israel shareholders and the satisfaction or waiver of the conditions set forth in the Merger Agreement, Decoy would become a wholly-owned subsidiary of Intec Parent, a successor entity to Intec Israel following redomestication to Delaware. If the merger is completed, which is expected to occur in the third quarter of 2021, the business of Decoy will become the business of Intec. You should carefully consider the factors described below, together with all of the other information contained in this Annual Report, including the Intec Israel audited consolidated financial statements and the related notes included in this Annual Report beginning on page F-1, before deciding whether to invest in our ordinary shares. If any of the risks discussed below actually occur, Intec Israel’s business, financial condition, operating results and cash flows could be materially adversely affected. The risks described below are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This could cause the trading price of our ordinary shares to decline, and you may lose all or part of your investment.

Summary Risk Factors

The principal factors and uncertainties that make investing in our ordinary shares risky, include, among others:

Risks Related to the Proposed Merger

●	There is no assurance that the Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially and our stock price could decline.

●	The issuance of shares of common stock of Intec Parent to Decoy stockholders in the Merger will significantly dilute the voting power of our current shareholders.

●	Intec Israel and Decoy shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

Risks Related to Our Financial Position and Capital Requirements

●	We are a clinical stage biopharmaceutical company with a history of operating losses, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

●	Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

●	Our business is subject to risks arising from the COVID-19 pandemic which has impacted and continues to impact our business.

●	We have incurred and could incur further impairment charges of our long-lived assets that could negatively affect our results of operations.

Risks Related to Intec Israel Business and Operations

●	We seek to partner with third-party collaborators with respect to the development and commercialization of AP-CD/LD and for new custom-designed APs, and we may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

●	The members of our management team are important to the efficient and effective operation of our business, and we may need to add and retain additional leading experts.

●	We expect to face significant competition.

●	We have reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

●	If we acquire or license additional technologies or product candidates, we may incur a number of additional costs, have integration difficulties and/or experience other risks that could harm our business and results of operations.

Risks Related to the Clinical Development, Manufacturing and Regulatory Approval of Our Product Candidates

●	Our product candidates are at various stages of development and may never be commercialized.

●	Our product candidates are subject to extensive regulation and are at various stages of regulatory development and may never obtain regulatory approval.

●	Our product candidates and future product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we may not obtain such approvals or could lose those approvals that have been obtained, and the sales of any approved commercial products could be suspended.

●	Clinical trials are very expensive, time-consuming and difficult to design and implement, and, as a result, we may suffer delays or suspensions to current or future trials, which would have a material adverse effect on our ability to advance products and generate revenues.

●	Positive results in the previous clinical trials of one or more of our product candidates may not be replicated in future clinical trials of such product candidate, which could result in development delays or a failure to obtain marketing approval.

●	Our product candidates are manufactured through a compounding, film casting and assembly process, and if we or one of our materials suppliers encounters problems manufacturing our products or raw materials, our business could suffer.

●	We intend to rely on a third-party manufacturer to manufacture commercial quantities of AP-CD/LD, if approved, and we may rely on other third-party manufacturers for other product candidates and any failure by a third-party manufacturer or supplier may delay or impair our ability to commercialize our product candidates.

●	Our AP-CBD/THC, AP-THC and AP-CBD product candidates (collectively “AP-Cannabinoids”) use Cannabidiol and 9-Tetrahydrocannabinol individually or in combination, which are subject to U.S. and international controlled substance laws and regulations; our ability to commercialize any product containing these substances will depend, in part, on the ultimate classification of the product under these laws and regulations.

●	Reimbursement may not be available for our products, which could make it difficult for us to sell our products profitably.

Risks Related to Our Intellectual Property

●	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or these agreements are terminated or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

●	If we fail to adequately protect, enforce or secure rights to the patents which were licensed to us or any patents we own or may own in the future, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

●	Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Risks Related to Ownership of Our Ordinary Shares

●	The market price of our ordinary shares is volatile and you may sustain a complete loss of your investment.

●	We expect to be characterized as a passive foreign investment company for the taxable year ending December 31, 2020 and, as such, our U.S. shareholders may suffer adverse tax consequences.

●	We must meet the Nasdaq Capital Market’s continued listing requirements and comply with the other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our ordinary shares, which could make it more difficult for us to sell securities in a financing and for you to sell your ordinary shares.

Risks Related to Our Operations in Israel

●	Potential political, economic and military instability in the State of Israel, where some of our senior management, our head executive office, research and development, and manufacturing facilities are located, may adversely affect our results of operations.

●	We have received Israeli government grants for certain of our research and development activities. The terms of these grants may require us to satisfy specified conditions in order to manufacture products and transfer technologies outside of Israel. We may be required to pay penalties in addition to the repayment of the grants. Such grants may be terminated or reduced in the future, which would increase our costs.

Risks Related to the Proposed Merger

There can be no assurance that the Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially and our stock price could decline.

The Closing is subject to the satisfaction or waiver of a number of closing conditions, as described in the Merger Agreement, including, among other things, (i) consummation of the Domestication Merger, (ii) approval of certain matters related to the Merger by the shareholders of Intec Israel and approval of the Merger by the stockholders of Decoy, (iii) the effectiveness of the Registration Statement, (iv) the continued listing of Intec Israel’s ordinary shares on the Nasdaq Capital Market (and following the Domestication Merger, the shares of Intec Parent Common Stock) and the authorization for listing on the Nasdaq Capital Market of the Merger Shares, (v) the receipt of a tax ruling from the Israel Tax Authority with respect to the Domestication Merger, (vi) the sale or other disposition of the Accordion Pill business, and (vii) a closing financing by Intec Israel or Intec Parent such that upon Closing (taking into account of the proceeds to be received with respect to such financing), the combined net cash of Intec Parent shall be not less than $30 million and not more than $50 million, and which represents an agreed minimum valuation derived from the exchange ratio for Intec Parent following the Closing. If the conditions are not satisfied or waived, the Merger may be materially delayed or abandoned. If the Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the Merger, we will be subject to a number of risks, including, but not limited to, the following:

●	we have incurred and expected to continue to incur significant expenses related to the Merger even if the Merger is not consummated;

●	we could be obligated to pay Decoy a break-up fee of up to $1,000,000 under certain circumstances set forth in the Merger Agreement;

●	our collaborators and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects;

●	the price of our stock may decline;

●	we may not be able to meet Nasdaq’s continued listing standards, which may lead to delisting procedures by Nasdaq; and

●	we also could be subject to litigation related to any failure to consummate the Merger or to perform our obligations under the Merger Agreement.

If the Merger is not consummated, these risks may materialize and may adversely affect our business, financial condition and the market price of our common stock.

If the Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the Merger with Decoy, or at all.

While we have entered into the Merger Agreement with Decoy, the closing of the Merger may be delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits we expect or enhance shareholder value. If we are unable to consummate the Merger, our Board may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the Merger. Attempting to complete an alternative transaction like the Merger will be costly and time consuming, and we can give no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to continue advancing the preclinical and clinical development of the Accordion Pill platform, which would require that we obtain additional funding, and to continue our efforts to seek potential collaborative, partnering or other strategic arrangements for our programs, including a sale or other divestiture of our program assets, or our board of directors could instead decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, and with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our company, we would be required to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include severance obligations, liabilities to the Israel Innovation Authority, and fees and expenses related to the Merger. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our ordinary shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

The issuance of shares of common stock of Intec Parent to Decoy’s stockholders in the Merger will significantly dilute the voting power of our current shareholders.

If the Merger is completed, each outstanding share of Decoy common stock will be converted into the right to receive a number of shares of our common stock of Intec Parent equal to the exchange ratio set forth in the Merger Agreement. Under the exchange ratio formula in the Merger Agreement, without taking into consideration the effect of the respective levels of cash and liabilities of each of Intec Israel and Decoy, following the Closing, the former Decoy stockholders immediately before the Merger are expected to own approximately 75% of the aggregate number of the outstanding securities of Intec Parent, and the shareholders of Intec Israel immediately before the Merger are expected to own approximately 25% of the aggregate number of the outstanding securities of Intec Israel, calculated on a fully-diluted basis. The actual allocation will be subject to adjustment based on, among other things, Decoy’s and Intec Israel’s net cash balance (including, in the case of Intec Pharma, any proceeds from any disposition of the Accordion Pill business), subject to certain exceptions. The Closing is conditioned on completion of a closing financing, which will dilute securityholders of both Intec Israel and Decoy on a pro-rata basis. The issuance of shares of our common stock to Decoy’s stockholders in the Merger will significantly reduce the relative voting power of each share of our common stock held by our current shareholders. Consequently, our shareholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger.

The exchange ratio is not adjustable based on the market price of Intec Israel ordinary shares, so the merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set an exchange ratio formula that is based on the fully-diluted outstanding capital stock of Intec Israel and Decoy, after taking into account each company’s outstanding options and warrants, irrespective of the exercise prices of such options and warrants, and Intec Israel’s and Decoy’s net cash balances, in each case a few days prior to the Closing. Any changes in the market price of Intec Israel’s ordinary shares before the completion of the Merger will not affect the number of shares of Intec Parent common stock issuable to Decoy’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of Intec Israel ordinary shares declines from the market price on the date of the Merger Agreement, then Decoy’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of Intec Israel ordinary shares increases from the market price of Intec Israel ordinary shares on the date of the Merger Agreement, then Decoy’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of Intec Israel ordinary shares, for each one percentage point change in the market price of Intec Israel ordinary shares, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Decoy’s stockholders pursuant to the Merger Agreement.

The net cash balances of Intec Israel and Decoy at the Closing could result in their respective securityholders owning a smaller or larger percentage of Intec Parent.

The estimates of the respective ownership percentages of the securityholders of Intec Israel and Decoy contained in this Annual Report on Form 10-K are subject to adjustment prior to the Closing, based on, among other things, the final net cash positions of the companies at the Closing. Each of the companies’ net cash positions depend on several factors including, among other things, the amount of permitted pre-closing financing raised, the proceeds, if any, that Intec Israel receives from the sale or other disposition of the Accordion Pill business, and the cash burn rate from signing of the Merger Agreement through to the Closing Date. In particular, since the sale or other disposition of the Accordion Pill business is a condition to Closing in connection with the Merger, Intec Israel may not realize the full value of the Accordion Pill business which would have the effect of reducing Intec Israel’s net cash.

Uncertainty about the Merger may adversely affect the relationship of Intec Israel with Intec Israel’s third party collaborators and manufacturer which could have a materially adverse effect on Intec Israel’s business, financial condition and results of operation.

In accordance with the terms of the Merger Agreement, Intec Israel agreed that prior to the Closing Date it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment or that it would otherwise take steps related to the divestment or disposal and satisfaction of liabilities of Intec Israel’s Accordion Pill business, to be effected immediately after the Closing. In response to the announcement of the Merger, Intec Israel’s third party collaborators and manufacturer may seek to change the terms or otherwise terminate their relationship with Intec Israel. Any such change in terms or termination could adversely impact Intec Israel’s ability to enter into any such agreement to sell or otherwise dispose of the Accordion Pill business and/or reduce the value at which the According Pill business is sold, which in turn could result in the exchange ratio being less beneficial to Intec Israel shareholders. If Intec Israel is unable to enter into an agreement to sell or otherwise dispose of the Accordion Pill business, then Intec Israel may be forced to initiate steps towards the liquidation of the Accordion Pill business. If the Merger is not completed, any change in terms or termination of the relationship with a third party collaborator or manufacturer may have a material adverse effect on the ongoing viability of the Accordion Pill business, which would have a material adverse effect on Intec Israel’s business, financial condition and results of operations.

Failure to complete the Merger may result in Intec Israel or Decoy paying a termination fee or, in the case of Intec Israel, forfeit a deposit to Decoy and could significantly harm the market price of Intec Israel’s ordinary shares and negatively affect the future business and operations of each company.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, Intec Israel and Decoy may be required to pay the other party a termination fee of $1,000,000 and, in the case of Intec Israel, forfeit a deposit in the amount of $350,000 in favor of Decoy to cover transaction expenses. Even if a termination fee is not payable or the deposit is not forfeited in connection with a termination of the Merger Agreement, each of Intec Israel and Decoy will have incurred significant fees and expenses, such as legal and accounting fees, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of Intec Israel’s ordinary shares. In addition, if the Merger Agreement is terminated and the board of directors of Intec Israel determines to seek another business combination, there can be no assurance that Intec Israel will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.

The Merger may be completed even though certain events occur prior to the Closing that materially and adversely affect Intec Israel or Decoy.

The Merger Agreement provides that either Intec Israel or Decoy can refuse to complete the Merger if there is a material adverse change affecting the other party between March 15, 2021, the date of the Merger Agreement, and the Closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Intec Israel or Decoy, including:

●	conditions generally affecting the industries in which Intec Israel or Decoy participate or the United States, Israel, or global economy or capital markets as a whole;

●	any failure of Intec Israel or Decoy to meet internal projections or forecasts or any change in the price or trading volume of Intec Israel’s ordinary shares;

●	the execution, delivery, announcement or performance of the obligations under the Merger Agreement or the announcement, pendency or anticipated consummation of the Merger;

●	any natural disaster or any acts of terrorism, sabotage, military action or war or any escalation or worsening thereof, or any pandemics (including the COVID-19 pandemic), man-made disasters, natural disasters, acts of God or other force majeure event, or any escalation or worsening thereof;

●	any change in accounting requirements or principles or any change in applicable laws, rules, or regulations; or

●	any change in net cash balances of Intec Israel or Decoy that result from operations in the ordinary course.

If adverse changes occur and Intec Israel and Decoy still complete the Merger, the market price of the Intec Parent’s common stock may suffer. This in turn may reduce the value of the Merger to the shareholders of Intec Israel, Decoy or both.

Even if the Merger is completed, Intec Parent will need to raise additional capital by issuing securities or debt or through licensing or similar arrangements, which may cause significant dilution to Intec Parent’s stockholders, restrict Intec Parent’s operations or require Intec Parent to relinquish proprietary rights. Future issuances of Intec Parent’s common stock pursuant to options and warrants outstanding following the Merger and its equity incentive plans could result in additional dilution.

Following the completion of the Merger, Intec Israel expects Intec Parent will need to raise additional capital in the future to funds its operations. Additional financing may not be available to Intec Parent when it needs it or may not be available on favorable terms. To the extent that Intec Parent raises additional capital by issuing equity securities, the terms of such an issuance may cause more significant dilution to the combined company’s stockholders’ ownership, and the terms of any new equity securities may have preferences over the combined organization’s common stock. Any debt financing of the combined organization may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined organization’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if Intec Parent raises additional funds through licensing or similar arrangements, it may be necessary to relinquish potentially valuable rights to current product candidates and potential products or proprietary technologies, or grant licenses on terms that are not favorable to the combined organization. In addition, the exercise of some or all of Intec Parent’s outstanding options or warrants could result in additional dilution in the percentage ownership interest of Intec Israel or Decoy shareholders.

Some Intec Israel and Decoy officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain officers and directors of Intec Israel and Decoy participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, the continued service as an officer or director of the combined organization, severance benefits, stock option vesting.

In addition, and for example, Decoy’s Chairman and Chief Executive Officer, Dr. Michael Newman is expected to become a director and the Chief Scientific Officer of Intec Parent upon the Closing, and Intec Israel’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence the officers and directors of Intec Israel and Decoy to support or approve the Merger.

The market price of Intec Israel’s ordinary shares following the Merger may decline as a result of the Merger.

The market price of Intec Israel’s ordinary shares, or Intec Parent’s shares of common stock after the Domestication Merger, may decline as a result of the Merger for a number of reasons including if:

●	investors react negatively to the prospects of the combined organization’s product candidates, business and financial condition following the Merger;

●	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Intec Israel and Decoy shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, Intec Israel’s and Decoy’s shareholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, Intec Israel and Decoy may not be able to enter into a business combination with another party at a favorable price, if at all, because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Intec Israel and Decoy to make acquisitions, subject to certain exceptions relating to fiduciary duties or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets (other than the sale or other disposition of the Accordion Pill business, in the case of Intec Israel), or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s shareholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Intec Israel and Decoy from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the board of directors’ fiduciary duties.

Because the lack of a public market for Decoy’s capital stock makes it difficult to evaluate its, the stockholders of Decoy may receive shares of Intec Parent common stock in the Merger that have a value that is less than, or greater than, the fair market value of Decoy’s capital stock.

The outstanding capital stock of Decoy is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Decoy. Because the percentage of Intec Parent common stock to be issued to Decoy’s stockholders was determined based on negotiations between the parties, it is possible that the value of Intec Parent’s common stock to be received by Decoy’s stockholders will be less than the fair market value of Decoy, or Intec Parent may pay more than the aggregate fair market value for Decoy.

Lawsuits may be filed against us and the members of our board of directors arising out of the Merger, which may delay or prevent the Merger.

Putative securityholder complaints, including securityholder class action complaints, and other complaints may be filed against us, our board of directors, Decoy, Decoy’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Decoy, or Decoy’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

The combined organization may become involved in securities class action litigation that could divert management’s attention and harm the combined organization’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined organization may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect the combined organization’s business.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

As of March 15, 2021, we had 44 employees, 36 of whom are full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Your rights as a shareholder will change as a result of the Domestication Merger.

In accordance with the Merger Agreement, we have agreed to re-domesticate Intec Israel from the State of Israel to the State of Delaware. Due to the differences between Delaware law and Israeli law and the differences between the governing documents of Intec Israel and Intec Parent, we are unable to adopt governing documents for Intec Parent that are identical to the governing documents for Intec Israel. We have sought to preserve in the certificate of incorporation and bylaws of Intec Parent a similar allocation of rights and powers between the shareholders and our board of directors that exists under Intec Israel’s articles of association and Israeli law. Nevertheless, Intec Parent’s proposed certificate of incorporation and bylaws differ from Intec Israel’s articles of association, both in form and substance, and your rights as a shareholder will change.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical stage biopharmaceutical company with a history of operating losses, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical stage biopharmaceutical company that was incorporated in 2000. Since our incorporation, we have primarily focused our efforts on research and development and clinical trials. We are not profitable and have incurred losses since inception, principally as a result of research and development, clinical trials and general administrative expenses in support of our operations. We have not generated any revenue, expect to incur substantial losses for the foreseeable future and may never become profitable. Regardless of whether the Merger is completed, we also expect to incur significant operating and capital expenditures and anticipate that our expenses and losses may increase substantially in the foreseeable future if we:

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

For the years ended December 31, 2019 and 2020, we had net losses of $47.6 million and $14.1 million, respectively, and we expect such losses to continue for the foreseeable future. As a result, we will ultimately need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. If our product candidates do not advance to further clinical trials, fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Our failure to achieve or maintain profitability, or substantial delays in achieving profitability, could negatively impact the value of our ordinary shares and our ability to raise additional financing. A substantial decline in the value of our ordinary shares would also affect the price at which we could sell shares to secure future funding, which could dilute the ownership interest of current shareholders.

Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the proposed Merger, the negative outcome of the ACCORDANCE study, the discontinuation of the Novartis program, and the general uncertainty regarding our development programs and the risks and uncertainties encountered by an early-stage company in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of our products are uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits. As a result, our 2020 annual consolidated financial statements note that there is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

We believe that we have adequate cash to fund our ongoing activities through the completion of the Merger and into the first quarter of 2022. However, changes may occur that would cause us to consume our existing cash prior to that time, including the costs to consummate the Merger. Prior to closing of the Merger we agreed, among other things, that we would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment or that we would otherwise take steps related to the divestment or disposal and satisfaction of liabilities of our Accordion Pill business, to be effected immediately after Closing. Although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that it will be able to successfully complete the Merger on a timely basis, or at all. If, for any reason, the Merger is not consummated and we are unable to continue to operate the Accordion Pill business or identify and complete an alternative strategic transaction like the Merger, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our shareholders after paying our debts and other obligations and setting aside funds for reserves. We are also closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to our partnering efforts and may negatively impact our commercial prospects and our ability to raise capital. As of the date of this Annual Report, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. Our independent registered public accounting firm has issued its report on our consolidated financial statements for the year ended December 31, 2020 and included an explanatory paragraph stating that the Company has suffered recurring losses from operations and negative cash outflows from operating activities. As a result, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The perception that we might be unable to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our ordinary shares.

Our business is subject to risks arising from the COVID-19 pandemic which has impacted and continues to impact our business.

Public health epidemics or outbreaks could adversely impact our business. In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to countries across the globe, including in Israel and the United States. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. We implemented remote working and work place protocols for our employees in accordance with government requirements. The implementation of measures to prevent the spread of COVID-19 have resulted in disruptions to our partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our operations, as the impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact. In particular, the continued spread of COVID-19 globally could materially adversely impact our operations and workforce, including our research and development, partnering efforts, and our ability to raise capital, each of which in turn could have a material adverse impact on our business, financial condition and results of operation.

We will need substantial, additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise substantial, additional capital to complete the research and development of all of our product candidates and for working capital and for general corporate purposes. In addition, we may choose to expand our current research and development focus, or other clinical operations. There is no assurance, however, that we will be successful in obtaining the level of financing needed for our operations and the research and development of our product candidates. As of December 31, 2020, we had cash and cash equivalents of $14.7 million.

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

Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the ordinary shares held by non-affiliates of the Company. As of March 5, 2021, our public float was approximately $17.8 million, based on 4,481,501 ordinary shares held by non-affiliates and a price of $3.97 per share, which was the last reported sale price of our ordinary shares on the Nasdaq Capital Market on March 5, 2021. We therefore are limited by the Baby Shelf Rule as of the filing of this Annual Report on Form 10-K, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC Staff.

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

We periodically evaluate whether events and circumstances have occurred that require an impairment assessment. In July 2019, we announced top-line results from our ACCORDANCE study which did not meet its target endpoints. We determined that the clinical trial results constituted a triggering event that required us to undertake an impairment test and as a result we recorded an impairment charge of approximately $13.7 million with respect to our production line and related production equipment for commercial scale manufacturing of AP-CD/LD. In the third quarter ended September 30, 2019, we recorded for the first time an impairment charge of approximately $9.8 million which was updated in the fourth quarter by approximately $3.9 million following a new impairment assessment performed at December 31, 2019 following changes in management assumptions. As of December 31, 2020, we performed an additional impairment test which determined that there is no need to record an additional impairment charge. Although no impairment charge was recorded in 2020, we could incur further impairment charges if we determine that the carrying value of our long-lived assets is reduced. In addition, any changes in the actual market conditions versus the assumptions used in the model to determine impairment charges could result in further impairment charges in the future. In the event that we determine that our long-lived assets are impaired, we may be required to record a non-cash charge that could adversely affect our results of operations.

Risks Related to Intec Israel Business and Operations

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

Our business strategy relies on partnering with pharmaceutical companies to complement our internal development efforts. In July 2019, we announced top-line results from our ACCORDANCE study in which the ACCORDANCE study did not meet its target endpoints. We have completed the analysis of the full data set and we are currently seeking to partner AP-CD/LD as the basis for the strategy for AP-CD/LD moving forward. In addition, we entered into a research collaboration agreement with Merck for the development of a custom-designed AP for one of Merck’s proprietary compound and entered into a cannabinoid research collaboration agreement with GW to explore using the AP platform for an undisclosed research program. We are seeking partners for the development of new custom-designed APs. We will be competing with many other companies as we seek partners for AP-CD/LD and for any new custom-designed APs and we may not be able to compete successfully against those companies. If we are not able to enter into collaboration arrangements for AP-CD/LD or for any new custom-designed APs, we may be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, or we delay such activities due to capital availability, our business could be materially and adversely affected, and potential future product launch could be materially delayed, be less successful, or we may be forced to discontinue clinical development of these product candidates. Furthermore, if we are unable to enter into a commercial agreement for the development and commercialization of the custom-designed AP for Merck and GW’s programs, then this could have a material adverse effect on our business, financial condition or results of operations.

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

Any collaborative partners we enter into agreements within the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us. For example, in December 2019, we discontinued the development of a custom designed AP for a Novartis proprietary compound following an internal and revised commercial strategic assessment, in which Novartis advised us that this program no longer meets Novartis’ mid to long-term strategic goals. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

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

Our ability to raise capital may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, levels of consumer and business confidence, exchange rates, levels of government spending and deficits, trade policies, political conditions, actual or anticipated default on sovereign debt, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent COVID-19 pandemic), and other challenges that could affect the global economy. These economic conditions affect businesses such as ours in a number of ways. Tightening of credit in financial markets could adversely affect our ability to obtain financing. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our global business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending.

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

In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate or to distribute our products, we must demonstrate through preclinical testing and through human clinical trials that the product candidate is safe and effective for its intended uses (e.g., treatment of a specific condition in a specific way subject to contradictions and other limitations). We anticipate that some foreign regulatory agencies will have different testing and approval requirements from those of the FDA. Even if we comply with all FDA requests, the FDA may ultimately reject or decline to approve one or more of our new drug applications, or it may grant approval for a narrowly intended use that is not commercially feasible. We might not obtain regulatory approval for our product candidates in a timely manner, if at all. Failure to obtain FDA approval of any of our product candidates in a timely manner or at all could severely undermine our business by delaying or halting commercialization of our products, imposing costly procedures, diminishing competitive advantages and reducing the number of saleable products and, therefore, corresponding product revenues.

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

We currently able to manufacture all clinical supply of all our product candidates at our own manufacturing facility. If we were to lose the use of our facility or equipment, our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead time and substantial additional funds. Our facility may be affected by natural disasters, such as floods or fire, or we may lose the use of our facility due to manufacturing issues that arise at our facility, such as contamination or regulatory concerns following a regulatory inspection of our facility. We do not currently have back-up capacity. In the event of a loss of the use of all or a portion of our facility or equipment for the reasons stated above or any other reason, we would be unable to manufacture any of our product candidates until such time as our facility could be repaired, rebuilt or we are able to address other manufacturing issues at our facility. Although we currently maintain property insurance with personal property limits of up to NIS 40.0 million and business interruption insurance coverage of up to NIS 20.0 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not cover all occurrences of manufacturing disruption or be sufficient to cover all of our potential losses in the event of occurrences that are covered and may not continue to be available to us on acceptable terms, or at all.

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

PPACA also contains legislation commonly known as the Physician Payments Sunshine Act, or Sunshine Act, which requires applicable drug and device manufacturers of covered pharmaceutical, biological, device and medical supplies to annually report to CMS information regarding payments and transfers of value made to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members, and for CMS to annually collect and display information reported by device and pharmaceutical manufacturers. Pursuant to the Sunshine Act, CMS created the federal Open Payments Program, under which data collected for each calendar year is published by CMS in June of the following calendar year. For example, data that was submitted by applicable manufacturers for the 2019 calendar year was published on June 30, 2020. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not reported.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. If a law is enacted, many if not all, of the provisions of the PPACA may no longer apply to prescription drugs. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how any future products are paid for and reimbursed by government and private payers, our business could be adversely impacted. On December 14, 2018, a federal district court in Texas ruled that the PPACA is unconstitutional as a result of the Tax Cuts and Jobs Act, the federal income tax reform legislation previously passed by Congress and signed by President Trump on December 22, 2017, that eliminated the individual mandate portion of the PPACA. The case, Texas, et al, v. United States of America, et al., (N.D. Texas), is an outlier, but in 2019, the Fifth Circuit Court of Appeals subsequently upheld the lower court decision which was then appealed to the United States Supreme Court. The U.S. Supreme Court declined to hear the appeal on an expedited basis and so no decision is expected until the next Supreme Court term in early 2021. We are not able to state with any certainty what will be the impact of this court decision on our business pending further court action and possible appeals. In November 2020, Joseph Biden was elected President and, in January 2021, the Democratic Party obtained control of the Senate. As a result of these electoral developments, it is unlikely that continued legislative efforts will be pursued to repeal PPACA. Instead, it is possible that legislation will be pursued to enhance or reform PPACA. We are not able to state with certainty what the impact of potential legislation will be on our business.

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

Our AP-Cannabinoids product candidates for treatment of various pain indications, use pharmaceutically pure CBD, and THC, the latter of which is synthetically derived. These products are quite distinct from crude herbal “medical marijuana,” and we intend to seek FDA approval for these products in accordance with the customary FDA approval process and based on adequate and well-controlled clinical studies. However, the active ingredients in our products are defined as controlled substances under the federal Controlled Substances Act. Under the CSA, the DEA may place each drug that has abuse potential into one of five categories. The five categories, referred to as Schedules I-V, carry different degrees of restriction. Each schedule is associated with a distinct set of controls that affect manufacturers, researchers, healthcare providers, and patients. The controls include registration with the DEA, labeling and packaging, production quotas, security, recordkeeping, and dispensing. Schedule I is the most restrictive, covering drugs that have “no accepted medical use” in the United States and that have high abuse potential.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2015, signed into law on November 2, 2015, increased the rebates that generic drug manufacturers are obligated to pay under the Medicaid program by applying an inflation-based rebate formula to generic drugs that previously only applied to brand name drugs. If we ever obtain regulatory approval and commercialization of any of our product candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities or to lower prices for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates may be.

In November 2020, Joseph Biden was elected President and, in January 2021, the Democratic Party obtained control of the Senate. We are not able to state with certainty what the impact of potential legislation will be on our business.

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

We license our core intellectual property from Yissum, an affiliate of Hebrew University and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of the Accordion Pill. We initially entered into an exclusive license agreement with Yissum in 2000 and, in 2004 and 2005, we amended the license, which we refer to, as amended, as the License Agreement. According to the License Agreement, we hold an exclusive license for developing, manufacturing and/or world marketing of products that are directly or indirectly based on the patent owned by Yissum and/or other related intellectual property (including any information, research results and related know-how). Yissum is not permitted to transfer such intellectual property to third parties without our prior written consent. Yissum may obtain future financing from other entities for its research, provided that such entities will not be granted rights in its results (including other intellectual property rights) in a way prejudicing the rights granted to us in accordance with the License Agreement. We are entitled to grant perpetual sublicenses of this intellectual property to third parties, and such third parties will not be required to assume any undertaking towards Yissum. We are obligated to research and develop products that are based on the intellectual property of Yissum and to pay Yissum from the date of first sale an amount equal to 3% of our net sales of products based on the intellectual property and 15% from all other payments or benefits received from any such sublicense. In addition, also in consideration of the exclusive license granted to us pursuant to the License Agreement, we issued 5,618 ordinary shares to Yissum. As of the date of this Annual Report, no payments were paid and/or are due under the License Agreement. The License Agreement will be in effect until 15 years from the date of the first commercial sale. We also contracted with Yissum for laboratory services. In January 2008, we signed an addendum to the License Agreement to conduct an additional joint development and study regarding a technology, different from the Accordion Pill, for GR, of a drug. This addendum provides that the intellectual property rights produced as a result of the joint development and study will be jointly owned and we are entitled to receive a license for Yissum’s share in these rights in return for payment of royalties. One patent application has been filed by Yissum and us as a result of the development related to that joint project, but this patent application was abandoned.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, the patent family, IN-1, which we exclusively license from Yissum (i.e., Gastroretentive Controlled Release Pharmaceutical Dosage Forms), has expired in November 2020. This patent family relates to the foldable pharmaceutical gastroretentive drug delivery system for the controlled release of an active agent in the GI tract, which can be folded into a single capsule.

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

Our ordinary shares currently trade on the Nasdaq Capital Market. The market price of our ordinary shares has been, and is likely to continue to be, volatile. The market price of our ordinary shares may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the successful completion of the Merger;

●	inability to obtain the approvals necessary to commence further clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, our licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

●	future issuances of ordinary shares or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent COVID-19 pandemic); and

●	the other factors described in this “Risk Factors” section.

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

In addition, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to U.S. corporate income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for business interest expense to business interest income plus 30% of adjusted taxable income (except with respect to certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repealing of many business deductions and credits. Recent changes in the political makeup of the Senate and House of Representatives in the U.S. Congress could result in modifications to some or all of the effects of the Tax Cuts and Jobs Act. The overall impact of the Tax Cuts and Jobs Act, including possible modification thereto, is uncertain, and our business and financial condition could be adversely affected. The impact on holders of our ordinary shares is also uncertain and could be adverse.

We urge you to consult with your legal and tax advisors with respect to the potential tax consequences of investing in or holding our ordinary shares, including those stemming from recent and anticipated changes to tax laws.

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

We expect to be characterized as a passive foreign investment company for the taxable years ending December 31, 2020 and, as such, our U.S. shareholders may suffer adverse tax consequences.

Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of our assets are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. For the taxable year ending December 31, 2020, we believe that we were a PFIC. If the Merger is not completed, we also expect to be classified as a PFIC for 2021. Furthermore, because PFIC status is determined annually and is based on our income, assets and activities for the entire taxable year, it is not possible to determine with certainty whether we will be characterized as a PFIC for the 2021 taxable year until after the close of the year, and there can be no assurance that we will not be classified as a PFIC in any future year. If we were to be characterized as a PFIC for U.S. federal income tax purposes in any taxable year during which a U.S. Holder owns ordinary shares, such U.S. Holder could face adverse U.S. federal income tax consequences, including having gains realized on the sale of our ordinary shares classified as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and having interest charges apply to distributions by us and the proceeds of share sales. Certain elections exist that may alleviate some adverse consequences of PFIC status and would result in an alternative treatment (such as “qualified electing fund” and “mark-to-market” treatment) of our ordinary shares. Upon request, we expect to provide the information necessary for U.S. Holders to make “qualified electing fund elections” if we are classified as a PFIC. Each investor is urged to consult its tax advisor with respect to the application of the PFIC rules.

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

Sales of a substantial number of ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had 4,502,578 ordinary shares outstanding as of March 1, 2021. All of our ordinary shares outstanding as of December 31, 2020 are freely tradable, without restriction, in the public market in the United States. Any sales of our ordinary shares or any perception in the market that such sales may occur could cause the trading price of our ordinary shares to decline.

In addition, as of March 1, 2021, up to 908,601 ordinary shares are issuable upon exercise of outstanding registered warrants. Furthermore, as of March 1, 2021 and up to 444,107 ordinary shares that are subject to outstanding options and reserved options for future issuance under our 2015 Incentive Compensation Plan, or the 2015 Plan, will be eligible for sale in the public market. We have filed registration statements on Form S-8 under the Securities Act to register such ordinary shares under the 2015 Plan.

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

We are required to meet the continued listing requirements of the Nasdaq Capital Market and comply with the other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum shareholders’ equity, minimum share price and certain other corporate governance requirements. If we do not meet these continued listing requirements of the Nasdaq Capital Market, our ordinary shares may be delisted and the price of our ordinary shares and our ability to access the capital markets could be negatively impacted. On September 3, 2019, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until March 2, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On March 3, 2020, we were notified by Nasdaq that we are eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. On April 17, 2020, we were notified by Nasdaq that as a result of tolling of compliance periods by Nasdaq, our term to regain compliance was extended until November 13, 2020. Following a 1-for-20 reverse share split of our ordinary shares which was effective for Nasdaq marketplace purposes at the open of business on October 30, 2020, we regained compliance with the minimum bid price requirement. In any event, other factors unrelated to the number of ordinary shares outstanding, such as negative financial or operational results, could adversely affect the market price of our ordinary share to fall below the minimum $1.00 bid price again and could result in a delisting of our ordinary shares. Delisting of our ordinary shares from the Nasdaq Capital Market would cause us to pursue eligibility for trading on other markets or exchanges, or on the pink sheets. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, our ordinary shares would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our ordinary shares, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange or quoted on a national quotation service, the OTCQB or OTC Pink. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our ordinary shares, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence. In addition, as a consequence of any such delisting, our share price could be negatively affected and our shareholders would likely find it more difficult to sell, or to obtain accurate quotations as to the prices of, our ordinary shares.

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

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our ordinary shares may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with “public float” held by non-affiliates with a market value of less than $250 million) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our ordinary shares less attractive as a result of our taking advantage of these exemptions. If some investors find our ordinary shares less attractive as a result of our choices, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

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

The obligation to pay royalties is contingent on actual income generated from such products and services. In the absence of such income, no payment of royalties is required. It should be noted that the restrictions under the Innovation Law will continue to apply even after the repayment of such royalties in full by the Participating Company, including restrictions on the sale, transfer or assignment outside of Israel of know-how developed as part of the programs under which the grants were given.

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

The Innovation Law restricts the ability to transfer know-how funded by IIA outside of Israel. Transfer of IIA-funded know-how outside of Israel requires prior approval of the IIA and is subject to payment of a redemption fee to the IIA calculated according to a formula provided under the Innovation Law. A transfer for the purpose of the Innovation Law is generally interpreted very broadly and includes, inter alia, any actual sale of the IIA-funded know-how, any license to develop the IIA-funded know-how or the products resulting from such IIA-funded know-how or any other transaction, which, in essence, constitutes a transfer of the IIA-funded know-how. Generally, a mere license solely to market products resulting from the IIA-funded know-how would not be deemed a transfer for the purpose of the Innovation Law.

The IIA approval to transfer know-how created, in whole or in part, in connection with an IIA-funded project, to a third party outside Israel, is subject to payment of a redemption fee to IIA calculated according to a formula provided under the Innovation Law that is based, in general, on the ratio between the aggregate IIA grants received by the company (including the accrued interest) and the company’s aggregate investments in the project that was funded by these IIA grants, multiplied by the transaction consideration (taking into account any depreciation in accordance with a formula set forth in the Innovation Law) less any royalties already paid to the IIA. The Innovation Law establishes a maximum payment amount of the redemption fee paid to the IIA under the above mentioned formulas and differentiates between two situations: (i) in the event that the company sells its IIA-funded know-how, in whole or in part, or is sold as part of certain merger and acquisition transactions, and subsequently ceases to conduct business in Israel, the maximum redemption fee under the above mentioned formulas shall be no more than six times the amount of grants received (plus accrued interest) for the applicable know-how being transferred; and (ii) in the event that following the transactions described above (i.e., asset sale of IIA-funded know-how or transfer as part of certain merger and acquisition transactions), the company continues to conduct its research activity in Israel (for at least three years following such transfer, keeps on staff at least 75% of the number of research and development employees it had for the six months before the know-how was transferred and keeps the same scope of employment of such research and development staff), then the company is eligible for a reduced cap of the redemption fee of no more than three times the amounts of grants received (plus accrued interest) for the applicable know-how being transferred. The obligation to pay royalties mentioned above will no longer apply following the payment of the redemption fee, as described above.

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

Our research and development efforts have been financed, partially, through grants that we have received from the IIA. We therefore must comply with the requirements of the Innovation Law and related regulations. As of December 31, 2020, we received approximately NIS 42.3 million of such grants for research and development programs in the years 2009 through 2016. We did not apply for any grants from the IIA since January 1, 2017. For more information see note 6c in our consolidated financial statements for the year ended December 31, 2020. The Innovation Law restricts the ability to transfer know-how funded by the IIA outside of Israel. Transfer of IIA-funded know-how outside of Israel requires the prior approval of the IIA and, under certain circumstances, is subject to significant payments to IIA (calculated according to a formula set forth under the Innovation Law), as further described above. Therefore, the discretionary approval of an IIA committee will be required for any transfer to third parties outside of Israel of rights related to our Accordion Pill, which has been developed with IIA-funding. The restrictions under the Innovation Law may impair our ability to enter into agreements which involve IIA-funded products or know-how without the approval of IIA. We cannot be certain that any approval of IIA will be obtained on terms that are acceptable to us, or at all. We may not receive the required approvals should we wish to transfer IIA-funded know-how, manufacturing and/or development outside of Israel in the future. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of know-how developed with IIA-funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to IIA. Any approval, if given, will generally be subject to additional financial obligations. Failure to comply with the requirements under the Innovation Law may subject us to mandatory repayment of grants received by us (together with interest and penalties), as well as expose us to criminal proceedings. In addition, IIA may from time to time conduct royalties audits and such audits may lead to additional royalties being payable on additional products. Such grants may be terminated or reduced in the future, which would increase our costs. IIA approval is not required for the marketing of products resulting from the IIA-funded research or development in the ordinary course of business.

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

We lease this space, which presently consists of a total area of approximately 1,960 square meters, from an unaffiliated third party, pursuant to a lease agreement which, as amended, expires June 30, 2022. We also lease one standard size office in New York City for our U.S. subsidiary. Pursuant to the leases our annual rental costs for 2020 were approximately $560,000 (excluding VAT). Our expected rental costs for 2021 are approximately $580,000 (excluding VAT).

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

On December 19, 2019, Zvi Joseph and Giora Carni, former officers and directors of the Company, filed a complaint with the Jerusalem District Labor Court alleging breach of contract related to the purported vesting of certain options issued to the plaintiffs and further alleging payments due for unredeemed vacation days. The plaintiffs sought pecuniary damages of NIS 2,443,098 (approximately $700,000) plus interest and linkage to the Israeli Consumer Price Index. In addition, the plaintiffs filed motions to obtain liens on our assets to secure any future recovery. These motions were withdrawn pursuant to the Court’s recommendation at the conclusion of a pretrial hearing held on February 9, 2020. On February 17, 2021, we entered into settlement agreements with each of the plaintiffs, pursuant to which we agreed to pay to each of the plaintiffs NIS 400,000 (approximately $125,000) in return for the settlement of all past and future claims by each plaintiff. On February 18, 2021, the Jerusalem District Labor Court agreed to dismiss the case.

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

Holders

As of March 1, 2021, we had one record holder of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to “Item 11. Executive Compensation”, of this Annual Report.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Reserved.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs based on our proprietary Accordion Pill platform technology, which we refer to as the Accordion Pill. Our Accordion Pill is an oral drug delivery system that is designed to improve the efficacy and safety of existing drugs and drugs in development by utilizing an efficient gastric retention, or, GR and specific release mechanism. Our product pipeline currently includes several product candidates in various stages. Our most advanced product candidate, AP-CD/LD was being developed for the indication of treatment of Parkinson’s disease symptoms in advanced Parkinson’s disease patients. For further information regarding our business and operations, see “Item 1. Business.”

Recent Events

On March 15, 2021, Intec Israel, Intec Parent, Merger Sub, the Domestication Merger Sub and Decoy entered into the Merger Agreement pursuant to which, following the merger of the Domestication Merger Sub into Intec Israel, with Intec Israel being the surviving entity and a wholly owned subsidiary of Intec Parent, and satisfaction of additional closing conditions, the Merger Sub will merge into Decoy, with Decoy being the surviving entity and a wholly owned subsidiary of Intec Parent. The Merger is expected to be completed in the third calendar quarter of 2021. For further information, see “Item 1. Business — Proposed Merger. As a result, you should not place undue reliance on our expectations discussed below relating to our Accordion Pill business as they are subject to change.

Although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that we will be able to successfully complete the Merger on a timely basis, or at all. If, for any reason, the Merger is not completed, we will reconsider our strategic alternatives and expect that we would either continue to advance the existing Accordion Pill business either on our own or in partnership with a strategic partner or we may seek to complete a potential merger, reorganization or other business combination transaction with another company similar to the Merger. If, for any reason, the Merger is not consummated and we are unable to continue to operate the Accordion Pill business or identify and complete an alternative strategic transaction like the Merger, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our shareholders after paying our debts and other obligations and setting aside funds for reserves.

History of Losses

Since our inception, we have generated significant losses in connection with our research and development, including the clinical development of AP-CD/LD. As of December 31, 2020, we had an accumulated deficit of $203.6 million. We expect that additional losses will be accumulated in the near future as a result of our research and development activities. Such research and development activities will require further resources if we are to be successful. As a result, we will continue to incur operating losses, and we will need to obtain additional funds to further develop our research and development programs and our product candidates.

Because of, among other things, our research and development activities, as well as the fact that we have not generated revenues since our inception, for the year ended December 31, 2020, our net loss was approximately $14.1 million.

We have funded our operations primarily through the sale of equity securities (both in private placements and in public offerings on the Nasdaq Capital Market and the Tel Aviv Stock Exchange as described above), funding received from the IIA and other funds, and reimbursements received pursuant to collaborations with multinational pharmaceutical companies in connection with certain research and development activities. Since our inception, we have raised approximately $216.4 million in various investment rounds, private placements, an initial public offering in Israel in February 2010, various rights issuances, an initial public offering on the Nasdaq Capital Market in August 2015, follow-on public offerings on the Nasdaq Capital Market in August 2017, April 2018, February 2020 and through registered direct offerings in May 2020 and August 2020. As of December 31, 2020, we had approximately $14.7 million of cash and cash equivalents.

On December 2, 2019, we entered into the Purchase Agreement with Aspire Capital, pursuant to which, upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our ordinary shares over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 30,626 of our ordinary shares, or the Commitment Shares. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Aspire Capital Financing Arrangement”.

Operating Expenses

Our current operating expenses consist of two components, research and development expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses during the years ended December 31, 2019 and 2020 relate primarily to the development of AP–CD/LD and advancing the development of other custom designed APs. We record expenses for each product candidate on a direct cost basis only, rather than on a project basis. Direct costs, which include contract research organization expenses, clinical trials and pre-clinical trials, expenses related to the establishment of the commercial scale production capabilities for AP-CD/LD, consulting expenses, APIs, and other similar expenses are recorded to the product candidate for which such expenses are incurred. However, salaries and related personnel expenses, indirect materials and costs for facilities and equipment are considered overhead, are shared among all of our product candidates, and are not recorded on a product-by-product basis. We expect our research and development expense to remain our primary expense in the near future as we continue to develop our products. Increases or decreases in research and development expenditures are primarily attributable to the number and/or duration of the clinical studies that we will conduct.

We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future clinical development projects. Due to the inherently unpredictable nature of clinical development processes, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates in our pipeline for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We expect to complete the clinical trials for our product candidates that are currently in process prior to completion of the Merger.

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

Income Tax

During 2019 and 2020, the standard corporate tax rate in Israel was 23%. During 2019 and 2020, the U.S. statutory tax rate was 21%.

We have not yet generated taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $173.6 million as of December 31, 2020. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

During 2019 and 2020, we incurred tax expenses of approximately $638,000 and approximately $124,000, respectively, in our U.S. subsidiary.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2019	2020
	(dollars in thousands)
Research and development expenses, net	$(26,659)	$(6,740)
General and administrative expenses	(8,287)	(7,089)
Impairment of long-lived assets	(13,663)	-
Other Income	1,500	-
Operating loss	(47,109)	(13,829)
Financial income (expenses), net	148	(175)
Loss before income tax	(46,961)	(14,004)
Income tax	(638)	(124)
Net loss	$(47,599)	$(14,128)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Research and Development Expenses, Net

Our research and development expenses, net, for the year ended December 31, 2020 amounted to approximately $6.7 million, a decrease of $20.0 million, or approximately 75%, compared to approximately $26.7 million for the year ended December 31, 2019. The decrease was primarily due to the completion of our ACCORDANCE study and Open Label Extension study during 2019, a decrease in expenses related to the scale up activities of the commercial scale manufacturing line, a decrease in payroll and related expenses, mostly due to reduction in headcount and a decrease in share-based compensation.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2020 amounted to approximately $7.1 million, a decrease of $1.2 million, or approximately 14%, compared to approximately $8.3 million for the year ended December 31, 2019. The decrease was primarily related to a decrease in payroll and related expenses, including reduction in headcount, a decrease in share-based compensation and reduction in associated expenses.

Operating Loss

Because of the foregoing, for the year ended December 31, 2020 our operating loss was approximately $13.8 million, a decrease of $33.3 million, or approximately 71%, compared to our operating loss for the year ended December 31, 2019 of approximately $47.1 million. The decrease was mainly due to a decrease in research and development expenses, net, as detailed above. In addition, for the year ended December 31, 2019, we recorded an impairment charge of approximately $13.7 million of our Production Line and Equipment, net, from the liability described in note 6e(1) to the consolidated financial statements, together “AP-CD/LD Assets, net”, which represents the excess carrying value compared to the fair value of the AP-CD/LD Assets, net.

Financial Income (expenses), Net

For the year ended December 31, 2020, we had financial income from interest on cash and cash equivalents in the amount of approximately $39,000 and financial income from change in fair value of marketable securities in the amount of approximately $2,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $206,000 and bank fees.

For the year ended December 31, 2019, we had financial income from interest on cash and cash equivalents in the amount of approximately $333,000 and financial income from change in fair value of marketable securities in the amount of approximately $13,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $183,000 and bank fees.

Income tax

During 2020 and 2019, we have not generated taxable income in Israel. However, in 2020 and 2019 we incurred tax expenses in our U.S. subsidiary in the amount of approximately $124,000 and approximately $638,000, respectively.

Net Loss

Because of the foregoing, for the year ended December 31, 2020 our net loss was approximately $14.1 million, a decrease of $33.5 million, or approximately 70%, compared to our net loss for the year ended December 31, 2019 of approximately $47.6 million. The decrease was mainly due to a decrease in research and development expenses, net, as detailed above. In addition, for the year ended December 31, 2019, we recorded an impairment charge of approximately $13.7 million of our Production Line and Equipment, net, from the liability described in note 6e(1) to the consolidated financial statements, together “AP-CD/LD Assets, net”, which represents the excess carrying value compared to the fair value of the AP-CD/LD Assets, net.

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

As of December 31, 2020, we had cash and cash equivalents of approximately $14.7 million. As of December 31, 2019, we had cash and cash equivalents and marketable securities of approximately $10.1 million.

In February 2020, we completed an underwritten public offering, pursuant to which we issued 764,000 ordinary shares, pre-funded warrants to purchase 48,500 ordinary shares and warrants to purchase 812,500 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.002 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant were sold together at a combined price of $8.00. Each warrant is exercisable at an exercise price of $8.00 per share and has a term of five years from the date of issuance. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of approximately $800,000. In addition, in May 2020, we completed a registered direct offering with certain institutional investors pursuant to which we sold 814,598 ordinary shares and in a concurrent private placement, we issued to the investors in the offering warrants to purchase up to 407,299 ordinary shares. The warrants are immediately exercisable and expire five and one-half years from issuance at an exercise price of $4.90 per share, subject to adjustment as set forth therein. The total net proceeds were approximately $4.5 million, after deducting placement agent and other offering expenses in the amount of approximately $500,000. In August 2020, we completed a further registered direct offering with Aspire Capital, pursuant to which we sold 356,250 ordinary shares at a purchase price of $7.022 per share and pre-funded warrants to purchase 356,250 ordinary shares at a purchase price of $6.822 per warrant to Aspire Capital. Each pre-funded warrant was exercisable at an exercise price of $0.20 per share. All pre-funded warrants were exercised in December 2020. The total net proceeds were approximately $4.7 million, after deducting offering expenses.

Net cash used in operating activities was approximately $11.5 million for the year ended December 31, 2020 compared with net cash used in operating activities of approximately $29.0 million for the year ended December 31, 2019. This decrease resulted primarily from a decrease in company activity, mostly related to reduction in activities related to clinical trials following the completion of our ACCORDANCE study and Open Label Extension study during 2019 and activities related to scale up activities of the commercial scale manufacturing line.

We had positive cash flow from investing activities of approximately $750,000 for the year ended December 31, 2020 compared to negative cash flow from investing activities of approximately $3.2 million for the year ended December 31, 2019. This change resulted primarily from an investment in the establishment of the commercial scale manufacturing line in the amount of approximately $2.9 million in 2019 and a decrease in purchase of property and equipment in the amount of approximately $900,000.

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $16.0 million, which was provided primarily by the proceeds from our registered direct offering in August 2020 that resulted in net proceeds of approximately $4.7 million, proceeds from our registered direct offering in May 2020 that resulted in net proceeds of approximately $4.5 million, proceeds from our underwritten public offering in February 2020 that resulted in net proceeds of approximately $5.7 million and proceeds from exercise of warrants in the amount of approximately $769,000. Net cash provided by financing activities for the year ended December 31, 2019 was approximately $2.4 million, which was provided by funds received from the sale of our ordinary shares under our “at-the-market” equity offering program and proceeds from the exercise of options by employees.

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

Current Outlook

We believe that we have adequate cash to fund our ongoing activities through the completion of the Merger and into the first quarter of 2022. However, changes may occur that would cause us to consume our existing cash prior to that time, including the costs to consummate the Merger. Prior to closing of the Merger we agreed, among other things, that we would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment or that we would otherwise take steps related to the divestment or disposal and satisfaction of liabilities of our Accordion Pill business, to be effected immediately after Closing. Although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that it will be able to successfully complete the Merger on a timely basis, or at all. If, for any reason, the Merger is not consummated and we are unable to continue to operate the Accordion Pill business or identify and complete an alternative strategic transaction like the Merger, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our shareholders after paying our debts and other obligations and setting aside funds for reserves.

We are also closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to our partnering efforts and may negatively impact our commercial prospects and our ability to raise capital. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of these financial statements. For more information, see note 1(b) in our consolidated financial statements for the year ended December 31, 2020.

Developing drugs, conducting clinical trials, obtaining commercial manufacturing capabilities and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials, obtain regulatory approval for one or more of our product candidates, obtain commercial manufacturing capabilities and commercialize one or more of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

●	the timing of and our ability to complete the Merger;

●	the progress and costs of our clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the COVID-19 pandemic;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for one or more of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses;

●	market conditions; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through capital raising. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more of our product candidates and make necessary change to our operations to reduce the level of our expenditures in line with available resources.

Contractual Obligations

Our significant contractual obligations as of December 31, 2020 included the following:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating Lease Obligations in thousands of $ (payments due by June 1, 2023)	$976	$625	$351	—	—

(1)	Operating lease obligations consist of lease of our facilities and lease of vehicles.

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

As of December 31, 2020, we performed an impairment assessment on production equipment for commercial scale manufacturing of AP-CD/LD at LTS since the uncertainty that the Company will initiate operation for commercial manufacturing in the foreseeable future. Based on this assessment, as of December 31, 2020, the fair value of these assets was higher than its net book value and no impairment was recorded for the year ended December 31, 2020. The fair value was determined using the combination of market approach and cost approach (level 3). This method utilized significant estimates and assumptions which include adjustments to the historical cost that derived from brokers or manufacturers who are active in the used equipment market and other relevant market data.

We believe the assumptions used in our impairment assessment are reasonable, and any changes in the actual market conditions versus the assumptions used in the model could result in a change in estimated future cash flows, which may result in an additional impairment charge on these assets in the future. We intend to continue to evaluate these assets for additional impairment whenever events or changes in circumstances indicate that the fair value amount of such assets may not be recoverable.

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

2020 ANNUAL REPORT

INTEC PHARMA LTD.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Intec Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intec Pharma Ltd and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment of the production equipment for AP-CD/LD (“Equipment”)

As described in Note 6e to the consolidated financial statements, the Company’s equipment balance was $3.7 million as of December 31, 2020. The Company performed an impairment assessment due to impairment indicators. As a result of the impairment assessment no impairment of the equipment was recorded for the year ended December 31, 2020. As part of the assessment, the Company calculated the value of the equipment, using a combination of market approach and cost approach. The fair value has been compared to the carrying amount in the books. If the equipment is considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

The principal considerations for our determination that performing procedures relating to the equipment impairment is a critical audit matter were based on significant estimates and assumptions required in determining the fair value of the equipment, which includes, among others adjustments to the historical cost that derived from brokers or manufacturers who are active in the used equipment market and other relevant market data. This led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating the estimates and assumptions required in determining the fair value of the equipment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for determining the fair value estimate of the equipment; testing the completeness, accuracy and relevance of underlying data used in the valuation;

Evaluating management’s assumptions related to the fair value of the equipment involved evaluating whether the assumptions used by management were reasonable considering whether these assumptions were consistent with evidence obtained in other areas of the audit and using professionals with specialized skill and knowledge to assist in the evaluation of the equipment.

/s/ Kesselman & Kesselman

Certified Public Accountants (lsr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 16, 2021

We have served as the Company’s auditor since 2006.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

INTEC PHARMA LTD.

CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$14,671	$9,292
Investment in marketable securities (Note 3)	-	770
Prepaid expenses and other receivables (Note 8a)	297	3,683
TOTAL CURRENT ASSETS	14,968	13,745

NON-CURRENT ASSETS:
Property and equipment, net (Note 4)	1,394	2,575
Operating lease right-of-use assets (Note 6d)	817	1,243
Other assets (Note 6e(1))	3,717	3,717
TOTAL NON-CURRENT ASSETS	5,928	7,535

TOTAL ASSETS	$20,896	$21,280

Liabilities and shareholders’ equity

CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$368	$3,507
Other (Note 8b)	4,966	4,835
TOTAL CURRENT LIABILITIES	5,334	8,342

LONG-TERM LIABILITIES:
Operating lease liabilities (Note 6d)	338	799
Other liabilities (Note 9)	691	604
TOTAL LONG-TERM LIABILITIES	1,029	1,403
TOTAL LIABILITIES	6,363	9,745

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 17,500,000 and 5,000,000 Ordinary Shares as of December 31, 2020 and December 31, 2019, respectively; issued and outstanding: 4,321,296 and 1,811,431 Ordinary Shares as of December 31, 2020 and December 31, 2019, respectively	727	727
Additional paid-in capital	217,357	200,231
Accumulated deficit	(203,551)	(189,423)
TOTAL SHAREHOLDERS’ EQUITY	14,533	11,535
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,896	$21,280

The accompanying notes are an integral part of these consolidated financial statements.

INTEC PHARMA LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net	$(6,740)	$(26,659)
GENERAL AND ADMINISTRATIVE EXPENSES	(7,089)	(8,287)
IMPAIRMENT OF LONG-LIVED ASSETS (Note 6e(2))	-	(13,663)
OTHER INCOME	-	1,500
OPERATING LOSS	(13,829)	(47,109)
FINANCIAL INCOME (EXPENSES), net (Note 8c)	(175)	148
LOSS BEFORE INCOME TAX	(14,004)	(46,961)
INCOME TAX (Note 9)	(124)	(638)
NET LOSS	$(14,128)	$(47,599)

	$

LOSS PER ORDINARY SHARE - BASIC AND DILUTED	$(4.08)	$(28.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	3,461	1,689

The accompanying notes are an integral part of these consolidated financial statements.

INTEC PHARMA LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
	U.S. dollars in thousands
BALANCE AT JANUARY 1, 2019	1,678,469	$727	$194,642	$(141,824)	53,545

CHANGES DURING 2019:
Issuance of ordinary shares, net of issuance costs (Note 7b(1))	97,226	-	2,086	-	2,086
Issuance of ordinary shares per equity line agreement (Note 7b(2))	30,626	-	-	-	-
Exercise of options by employees (Note 7c)	5,110	-	282	-	282
Share-based compensation (Note 7c)	-		3,221		3,221
Net loss	-	-	-	(47,599)	(47,599)
BALANCE AT DECEMBER 31, 2019	1,811,431	$727	$200,231	$(189,423)	11,535

CHANGES DURING 2020:
Issuance of ordinary shares, net of issuance costs (Note 7b(1))	41,569	-	421	-	421
Issuance of ordinary shares and warrants, net of issuance costs (Note 7b(3))	812,500	-	5,692	-	5,692
Issuance of ordinary shares and warrants, net of issuance costs (Note 7b(4))	814,598	-	4,426	-	4,426
Issuance of ordinary shares and pre-funded warrants, net of issuance costs (Note 7b(6))	356,250	-	4,599	-	4,599
Exercise of pre-funded warrants (Note 7b(6))	356,250	-	71		71
Exercise of warrants (Note 7b(3) and 7b(4))	128,698		769		769
Share-based compensation (Note 7c)	-	-	1,148	-	1,148
Net loss	-	-	-	(14,128)	(14,128)
BALANCE AT DECEMBER 31, 2020	4,321,296	$727	$217,357	$(203,551)	14,533

The accompanying notes are an integral part of these consolidated financial statements.

INTEC PHARMA LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,128)	$(47,599)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,203	854
Impairment of long-lived assets	-	13,663
Exchange differences on cash and cash equivalents	(162)	67
Change in right of use asset	509	967
Change in lease liabilities	(492)	(713)
Gains on marketable securities	(2)	(13)
Share-based compensation	1,148	3,221
Changes in operating asset and liabilities:
Decrease (increase) in prepaid expenses and other receivables	3,386	(747)
Decrease in deferred tax assets	-	281
Increase (decrease) in accounts payable and accruals	(3,060)	679
Increase in other liabilities	87	295
Net cash used in operating activities	(11,511)	(29,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(921)
Investment in other assets	-	(2,865)
Proceeds from disposal of marketable securities	772	576
Net cash provided by (used in) investing activities	750	(3,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	421	2,086
Proceeds from issuance of ordinary shares and warrants, net of issuance costs (Note 7b(3))	5,692	-
Proceeds from issuance of ordinary shares and warrants, net of issuance costs (Note 7b(4))	4,426	-
Proceeds from issuance of ordinary shares and pre-funded warrants, net of issuance costs (Note 7b(6))	4,599	-
Proceeds from exercise of pre-funded warrants (Note 7b(6))	71	-
Proceeds from exercise of warrants (Note 7b(3) and 7b(4))	769	-
Proceeds from exercise of options by employees	-	282
Net cash provided by financing activities	15,978	2,368

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,217	(29,887)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	9,292	39,246
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	162	(67)
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$14,671	$9,292

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$9	$75
Interest received	$39	$327

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Acquisition of right-of-use assets by means of lease liabilities	$83	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS:

a.	Intec Pharma Ltd. (“Intec”) is engaged in the development of proprietary technology which enables the gastric retention of certain drugs. The technology is intended to significantly improve the efficacy of the drugs and substantially reduce their side-effects or the effective doses.

Intec is a limited liability public company incorporated in Israel.

Intec’s ordinary shares are traded on the NASDAQ Capital Market (“NASDAQ”).

In September 2017, Intec incorporated a wholly-owned subsidiary in the United States of America in the State of Delaware – Intec Pharma Inc. (the “Subsidiary”, together with Intec - “the Company”). The Subsidiary was incorporated mainly to provide Intec executive and management services, including business development and investor relationship activities outside of Israel.

On March 15, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Intec Parent, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Intec Parent”) that was incorporated in March 2021, Dillon Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Intec Parent (“Merger Sub”) that was incorporated in March 2021, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of Intec Parent (the “Domestication Merger Sub”) that was incorporated in March 2021 and Decoy Biosystems, Inc., a Delaware corporation (“Decoy”). Under the terms of the Merger Agreement, following the merger of the Domestication Merger Sub with and into the Company, with the Company being the surviving entity and a wholly-owned subsidiary of Intec Parent (the “Domestication Merger”), and subject to satisfaction of additional closing conditions, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly-owned subsidiary of Intec Parent (the “Merger”). For more details see note 10c.

b.	The Company engages in research and development activities and has not yet generated revenues from operations. On July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of December 31, 2020, the cumulative losses of the Company were approximately $203.6 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that it has adequate cash to fund its ongoing activities through the completion of the Merger and into the first quarter of 2022. However, changes may occur that would cause the Company to consume its existing cash prior to that time, including the costs to consummate the Merger. Prior to closing of the Merger, the Company agreed, among other things, that it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment or that it would otherwise take steps related to the divestment or disposal and satisfaction of liabilities of the Company’s Accordion Pill business, to be effected immediately after closing. Although the Company has entered into the Merger Agreement and intends to consummate the Merger, there is no assurance that it will be able to successfully complete the Merger on a timely basis, or at all. If, for any reason, the Merger is not consummated and the Company is unable to continue to operate its ongoing activities or identify and complete an alternative strategic transaction like the Merger, the Company may be required to dissolve and liquidate its assets. In such case, the Company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to its shareholders after paying its debts and other obligations and setting aside funds for reserves.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - NATURE OF OPERATIONS (continued):

In addition, the COVID-19 pandemic, that has spread globally, has resulted in significant financial market volatility and uncertainty in the past year. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. The implementation of measures to prevent the spread of COVID-19 pandemic have resulted in disruptions to the Company’s partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is not possible at this time to estimate the full impact that COVID-19 could have on the Company’s operation, as the impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

c.	On September 3, 2019, the Company was notified by NASDAQ that it was not in compliance with the minimum bid price requirements for continued listing on the NASDAQ. The notification provided that the Company had 180 calendar days, or until March 2, 2020, to regain compliance. On March 3, 2020, the Company was notified that it is eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. As a result of tolling of compliance periods by NASDAQ, on April 17, 2020, the Company was notified that the term to regain compliance was extended until November 13, 2020.

The Company implemented a 1-for-20 reverse share split of its outstanding ordinary shares that was effective for NASDAQ purposes at the open of business on October 30, 2020, which resulted in the Company regaining compliance with the minimum bid price requirement. As a result of the reverse share split, every 20 outstanding ordinary shares was combined into one ordinary share. All fractional shares created by the reverse share split were rounded up to the nearest whole share. The number of authorized shares was proportionately reduced from 350,000,000 ordinary shares to 17,500,000 ordinary shares. The reverse share split decreased the Company’s outstanding ordinary shares from 78,964,492 shares to 3,965,046 shares as of that date. All share and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect the reverse share split.

d.	The Company’s effective “shelf” registration statement on Form S-3 is under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule. The amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the ordinary shares held by non-affiliates of the Company.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of presentation

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

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Marketable securities

The Company’s marketable securities included bonds issued by the State of Israel and corporate bonds with a minimum of A rating by global rating agencies. These assets are recorded at fair value with changes recorded in the statement of operations as “financial income, net”, as the Company chooses to apply the fair value option. The Company elected the fair value option to measure and recognize its investments in debt securities in accordance with ASC 825, Financial Instruments as the Company manages its portfolio and evaluates the performance on a fair value basis.

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

No impairment on long-lived assets was recorded for the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded an impairment loss related to certain of its long-lived assets in the amount of $13.7 million. The impairment charge is recorded as an operating expense. For more details, see note 6e(2).

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

Grants received from the Israel Innovation Authority, formerly known as the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (the “IIA”), were recognized when the grant becomes receivable, provided there was reasonable assurance that the Company will comply with the conditions attached to the grant and there was reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred, see note 6c.

Research and development expenses, net for the year ended December 31, 2019, include participation in research and development expenses in the amount of approximately $1.1 million. The Company had no participation in research and development expenses for the year ended December 31, 2020.

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

k.	Loss contingencies:

The Company may become involved, from time to time, in various lawsuits and legal proceedings which arise in the ordinary course of business. The Company records accruals for loss contingencies to the extent that it concludes their occurrence is probable and that the related liabilities are estimable.

l.	Income taxes:

1)	Deferred taxes

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

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

m.	Loss per share

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

The following share options were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the years presented (share data):

	December 31
	2020	2019
Outstanding stock options	237,288	216,255
Warrants	948,044	-

n.	Fair value measurement

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

o.	Concentration of credit risks

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

The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company does not recognize ROU assets or lease liabilities. Instead, the Company recognizes the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

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

The Company has lease agreements with lease and non-lease components and has elected the practical expedient to combine lease and non-lease components for all underlying classes of assets. All fixed payments of non-lease components are included in the measurement of lease payments, the ROU asset, and the lease liability. All variable payments for non-lease components and executory costs will be recognized and disclosed as variable lease payments.

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

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

q.	Newly issued accounting pronouncements

New accounting pronouncements effective in future periods

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

As of December 31, 2020, the Company had no marketable securities. As of December 2019, the amount of the marketable securities is approximately $770 thousand.

The gain, net from changes in marketable securities for the years ended December 31, 2020 and 2019 amounted to approximately $2 thousand and $13 thousand, respectively.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT, NET:

	December 31
	2020	2019
	U.S. dollars in thousands
Cost:
Computers and communications equipment	$259	$248
Production and laboratory equipment	7,297	7,286
Office furniture and equipment	208	208
Leasehold improvements	2,029	2,029
	9,793	9,771
Less:
Accumulated depreciation	(8,399)	(7,196)
Property and equipment, net	$1,394	$2,575

Depreciation expense totaled approximately $1,203 thousand, and approximately $854 thousand for the years ended December 31, 2020 and 2019, respectively.

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

Contribution plan expenses totaled approximately $360 thousand and approximately $610 thousand for the years ended December 31, 2020 and 2019, respectively.

The Company expects contribution plan expenses in 2021 to amount to approximately $400 thousand.

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

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

This funding is recognized in the statements of operations as a deduction from research and development expenses, as they are incurred.

1)	In December 2020, the Company entered into cannabinoid research collaboration agreement with GW Research Limited (“GW”) to explore using the Accordion Pill platform for an undisclosed research program.

2)	In May 2019, the Company entered into a research collaboration agreement with Merck Sharp & Dohme (“Merck”) for the development of a custom-designed Accordion Pill for one of Merck’s proprietary compounds. Under the agreement, the Company’s activities will be funded by Merck subject to the achievement of agreed milestones. In October 2020, the Company entered into a new research collaboration agreement with Merck for another compound.

3)	In January 2018, the Company entered into a feasibility and option agreement with Novartis Pharmaceuticals (“Novartis”) to explore using the Accordion Pill platform for a proprietary Novartis compound. Under the agreement and the research plan, the Company’s activities were to be funded by Novartis subject to the achievement of agreed milestones. In December 2019, the Company received notice from Novartis of the termination of the agreement, since this program no longer meets Novartis’ mid to long-term strategic goals. Novartis agreed to pay to the Company $1.5 million on conclusion of the program. The Company recorded this amount in the statements of operations for the year ended December 31, 2019 as ‘Other income’, which was paid in February 2020.

c.	Grants from the IIA

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

In February 2018, the Company received an approval from the IIA to manufacture its AP-CD/LD product outside of Israel. As such, the royalties to the IIA will be paid at an increased rate and up to an increased cap amount of three times the total amount of the IIA grants, plus interest accrued thereon, depending on the manufacturing volume to be performed outside Israel. The Company received from the IIA grants in the total amount of approximately NIS 42.3 million (approximately $11.3 million) for research and development programs in the years 2009 through 2016. The Company did not apply for any grants from the IIA since January 1, 2017.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

d.	Lease Agreements:

1)	The Company is a tenant under a lease agreement in respect of offices and operational spaces in Jerusalem until June 30, 2022. Rent payments are denominated in NIS and linked to the Israeli CPI.

To secure the Company’s obligations to the lease agreement in Jerusalem, the Company has granted a bank guarantee to the lessor, which amounted to approximately $157 thousand and $147 thousand approximately as of December 31, 2020 and 2019, respectively.

2)	The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain prepayments to the leasing company, representing approximately three months of lease payments.

Lease expense for the years ended December 31, 2020 and 2019 was comprised of the following:

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
Operating lease expense	$501	$743
Short-term lease expense	15	102
Variable lease expense	-	2
	$516	$847

Supplemental information related to leases are as follows:

	December 31
	2020	2019
	U.S. dollars in thousands
Operating lease right-of-use assets	$817	$1,243
Current Operating lease liabilities	596	544
Non-current operating lease liabilities	$338	$799

Other information:

Operating cash flows from operating leases (cash paid in thousands)	$547	$743
Weighted Average Remaining Lease Term (years)	1.59	2.43
Weighted Average Discount Rate of operating leases	5.40%	5.45%

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Maturities of lease liabilities are as follows:

Year	Amount U.S. dollars in thousands
2021	625
2022	329
2023	22
Total lease payments	976
Less imputed interest	(42)
Total	934

e.	Establishment of the Commercial Scale Production Capabilities for AP-CD/LD:

1)	LTS Process Development Agreement

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

In 2019, the Company performed an impairment assessment on certain of its long-lived assets which resulted an impairment charge of the Equipment in the amount of approximately $4.1 million. As of December 31, 2019, the fair value of the Equipment was approximately $3.7 million. As of December 31, 2020, the Company performed an impairment assessment on the Equipment which determined that there is no need to record an additional impairment charge of the Equipment. For more details, see note 6e(2) below.

The Agreement also contains several termination rights, including, among others, in the cases of bankruptcy, breach by either party, change of control of either of the parties, or the sale or licensing by us of the Accordion Pill to a third party, and as of December 31, 2020 and 2019, the Company has a liability in the amount of €2.0 million (as of December 31, 2020 approximately $2.45 million) for LTS’s facility upgrading costs. This liability will be paid to LTS only if the Company decides not to continue with the project or commercialization of AP-CD/LD.

2)	Impairment Assessment

(i)	On July 22, 2019, the Company announced top-line results from its pivotal Phase III clinical for AP-CD/LD for the treatment of advanced Parkinson’s which did not meet its target endpoints. The Company determined that the Phase III clinical trial results constituted a triggering event that required the Company to evaluate its large-scale automated production line for manufacturing Accordion Pills (the “Production Line”) and Equipment net from the liability described in note 6e(1), together “AP-CD/LD Assets, net” for impairment test.

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

(ii)	As of December 31, 2020, the Company performed an additional impairment assessment on its Equipment since the uncertainty that the Company will initiate operation for commercial manufacturing in the foreseeable future. Based on this assessment, as of December 31, 2020, the fair value of the Equipment was higher than its net book value and no impairment was recorded for the year ended December 31, 2020. As of December 31, 2020, the net book value of the Equipment is approximately $3.7 million. The fair value was determined using a combination of market approach and cost approach (level 3). This method utilized significant estimates and assumptions which include adjustments to the historical cost that derived from brokers or manufacturers who are active in the used equipment market and other relevant market data.

While management believes the assumptions used in their impairment assessments are reasonable, any changes in the actual market conditions versus the assumptions used in the models could result in a change in estimated future cash flows, which may result in an additional impairment charge on Equipment in the future.

f.	Lawsuit

In December 2019, two former directors and officers (the “plaintiffs”) filed a statement of claim with the Jerusalem District Labor Court alleging breach of contract related to a purported vesting of certain options issued to the plaintiffs pursuant to the execution of the LTS Agreement and further alleging payments due for unredeemed vacation days.

The plaintiffs sought pecuniary damages of NIS 2.4 million (as of December 31, 2020 approximately $750 thousand) plus interest and linkage to the Israeli CPI.

On February 17, 2021, the Company entered into a settlement agreement (the "Settlement Agreement") with each of the plaintiffs, pursuant to which the Company agreed to pay to each plaintiff NIS 400 thousand (approximately $125 thousand) in cash (the "Settlement Amount") in return for the complete settlement of all past and future claims by each plaintiff. The Settlement Amount was recorded under accounts payable and accruals as of December 31, 2020. On February 18, 2021, the Jerusalem District Labor Court agreed to dismiss the case.

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

b.	Changes in share capital:

1)	On March 1, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect from time to time, to offer and sell ordinary shares through an “at-the-market” equity offering program through Cowen acting as sales agent.

The issuance and sale of ordinary shares by the Company under the offering program was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on March 1, 2019 and declared effective on March 28, 2019, as amended by a prospectus supplement filed on March 13, 2020. On May 4, 2020, the Company terminated the prospectus supplement, but the sales agreement remains in full force and effect.

During September and December 2019, the Company sold 97,226 ordinary shares under the Sales Agreement at an average price of $22.6 per share for aggregate net proceeds of approximately $2.1 million, net of issuance expenses of approximately $112 thousand.

During January 2020, the Company sold 41,569 ordinary shares under the Sales Agreement at an average price of $10.50 per share for aggregate net proceeds of approximately $421 thousand, net of issuance expenses of approximately $15 thousand.

2)	On December 2, 2019, the Company entered into an ordinary shares purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations in the Purchase agreement, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of the Company’s ordinary shares over the 30-month term of the Purchase Agreement. The Company will control the timing and amount of sales of the Company’s ordinary shares to Aspire Capital. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 30,626 ordinary shares.

3)	On February 3, 2020, the Company completed an underwritten public offering, pursuant to which the Company issued 764,000 ordinary shares, pre-funded warrants to purchase 48,500 ordinary shares and warrants to purchase 812,500 ordinary shares. Each pre-funded warrant was exercisable at an exercise price of $0.002 per share. All the pre-funded warrants were exercised following the closing of the offering. Each ordinary share and warrant or pre-funded warrant and warrant was sold together at a combined price of $8.00. Each warrant shall is exercisable at an exercise price of $8.00 per share and has a term of five years from the date of issuance. The Company concluded that the warrants are classified as equity, since they meet all criteria for equity classification. The total net proceeds were approximately $5.7 million, after deducting underwriting discounts, commissions and other offering expenses in the amount of $800 thousand. In June and July 2020, warrants to purchase 44,625 ordinary shares were exercised for consideration of $357 thousand. As of December 31, 2020, warrants to purchase 767,875 ordinary shares remained outstanding. In February 2021, warrants to purchase 20,000 ordinary shares were exercised for consideration of $160 thousand.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - SHARE CAPITAL (continued):

4)	On May 6, 2020, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain institutional investors 814,598 ordinary shares at a purchase price per share of $6.138. In addition, in a concurrent private placement, the Company also sold and issued to the purchasers in the offering unregistered warrants to purchase 407,299 ordinary shares. Each warrant is exercisable at an exercise price of $4.90 per share and has a term of five and one-half years from the date of issuance. The Company concluded that the warrants are classified as equity, since they meet all criteria for equity classification. The total net proceeds were approximately $4.5 million, after deducting placement agent and other offering expenses in the amount of approximately $500 thousand. In July 2020, warrants to purchase 84,073 ordinary shares were exercised for consideration of approximately $412 thousand. As of December 31, 2020, warrants to purchase 323,226 ordinary shares remained outstanding. In February 2021, warrants to purchase 162,500 ordinary shares were exercised for consideration of $796 thousand.

5)	On July 15, 2020, the Company increased its authorized share capital from 5,000,000 ordinary shares to 17,500,000 ordinary shares.

6)	On August 10, 2020, the Company completed a registered direct offering, pursuant to which the Company sold and issued to Aspire Capital Fund LLC (Aspire Capital), 356,250 ordinary shares at a purchase price per share of $7.022. In addition, the Company also sold and issued to Aspire Capital pre-funded warrants to purchase 356,250 ordinary shares at a purchase price per share of $6.822. Each pre-funded warrant was exercisable at an exercise price of $0.20 per share. The pre-funded warrants were exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Company concluded that the pre-funded warrants are classified as equity, since they meet all criteria for equity classification. The total net proceeds were approximately $4.6 million, after deducting commitment fee and other offering expenses in the amount of approximately $330 thousand. In December 2020, the pre-funded warrants were exercised in full for consideration of approximately $71 thousand. The total net proceeds were approximately $4.7 million, after deducting offering expenses.

c.	Share-based compensation:

1)	In September 2005, the Company’s board of directors approved a share option plan for grants to directors, employees and consultants (the “2005 Plan”). The 2005 plan expired in September 2015.

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

As of December 31, 2020, 181,027 shares remain available for grant under the Plan.

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

The Company’s management uses the contractual term or its expectations, as applicable, of each option as its expected life. The expected term of the options granted represents the period that granted options are expected to remain outstanding.

2)	On August 22, 2019, the Company reduced the exercise price of 63,183 options previously granted to employees (excluding executive officers and directors) to $8.94 (determined based on the closing price of the Company’s ordinary shares on NASDAQ on August 21, 2019). The total incremental fair value of these options amounted to $253 thousand and was determined based on the Black-Scholes pricing options model using the following assumptions: risk free interest rate of 1.5%, expected volatility of 99% - 122%, expected term of 2.6-4.4 years and dividend yield of 0%. The incremental fair value of the fully vested options as of August 22, 2019 in the amount of $62 thousand was recognized immediately. The remaining incremental fair value will be recognized over the remaining vesting period and until January 2022.

3)	During the years ended December 31, 2020 and December 31, 2019, the Company granted options to employees and directors as follows:

	Year ended December 31, 2020
	Number of options granted	Exercise price	Vesting period	Expiration
Employees	85,000	$6.15-$8.57	1.29-3 years	7 years
Directors	10,000	$6.15	3 years	7 years

	Year ended December 31, 2019
	Number of options granted	Exercise price range	Vesting period	Expiration
Employees	73,250	$8.94-$152.8	3 years	7 years
Directors	7,000	$12.4-$97.2	3 years	7 years

The weighted average fair value of options granted during the years was generally estimated by using the Black-Scholes option-pricing model as follows:

	Year ended December 31
	2020	2019
Weighted average fair value	$4.38	$55.28

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - SHARE CAPITAL (continued):

The underlying data used for computing the fair value of the options are as follows:

	Year ended December 31
	2020	2019
Value of ordinary share	$5.60-$6.20	$10.2-$149.2
Dividend yield	0%	0%
Expected volatility	102.58%-110.4%	53.32%-100.04%
Risk-free interest rate	0.28%-1.42%	1.65%-2.57%
Expected term	5 years	5 years

The following table summarizes the number of options outstanding with exercise price in NIS, which were granted under the 2005 Plan, for the years ended December 31, 2020 and December 31, 2019, and related information:

	Employees and directors		Consultants
	Number of options	NIS (1)	Number of options	NIS (1)
Outstanding at January 1, 2019	14,773	550.4	402	10.0
Exercised	(1)	10.0	(127)	10.0
Forfeited	(4,295)	465.0	-	-
Expired	(6,343)	437.8	(275)	10.0
Outstanding at December 31, 2019	4,134	812.0	-	-
Forfeited	-	-	-	-
Expired	(4,134)	812.0	-	-
Outstanding at December 31, 2020	-	-	-	-

The following table summarizes the number of options outstanding with exercise price in USD, which were granted under the 2015 Plan, for the years ended December 31, 2020 and December 31, 2019, and related information:

	Employees and directors
	Number of options	USD(2)
Outstanding at January 1, 2019	156,909	117.0
Granted	80,250	69.0
Exercised	(4,982)	56.6
Forfeited	(22,537)	80.0
Expired	(13,495)	140.0
Outstanding at December 31, 2019	196,145	82.6
Granted	95,000	7.09
Forfeited	(18,249)	39.47
Expired	(9,816)	41.18
Outstanding at December 31, 2020	263,080	59.87

(1)	Weighted average price in NIS per share.

(2)	Weighted average price in USD per share.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - SHARE CAPITAL (continued):

The following table summarizes information concerning outstanding and exercisable options with exercise prices in USD as of December 31, 2020:

December 31, 2020
Options outstanding			Options exercisable
Exercise price per share (USD)	Number of options outstanding at the end of year	Weighted average remaining contractual life	Number of options exercisable at the end of year	Weighted average remaining contractual life
6.15-6.67	60,750	6.64	-	-
8.58-8.94	60,416	4.93	28,810	3.91
11.1-18.0	21,000	5.71	8,668	5.71
70.52	11,224	5.37	11,224	5.37
82.8-89.3	20,440	5.05	14,692	4.95
97.2	4,000	5.49	1,996	5.49
103.8-109.2	21,750	4.85	21,188	4.87
120.0-122.0	11,542	0.60	11,542	0.60
134.0	19,000	6.95	19,000	6.95
152.6-152.8	22,958	4.42	14,207	3.98
171.2	10,000	6.91	10,000	6.91
	263,080		141,327

As of December 31, 2020, the total outstanding and exercisable options have no intrinsic value.

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
Research and development expenses, net	$289	$1,634
General and administrative expenses	859	1,587
	$1,148	$3,221

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

a.     Prepaid expenses and other receivable:

	December 31
	2020	2019
	U.S. dollars in thousands

Institutions	$25	$1,836
Termination fee, Novartis (see note 6b(1))	-	1,500
Prepaid expenses	212	194
Advances to suppliers	-	3
Interest receivable	-	3
Other receivables	60	147
	$297	$3,683

b. Accounts payable and accruals - other:

Expenses payable	2,859	2,838
Salary and related expenses, including social security and other taxes	1,057	1,277
Current operating lease liabilities (see note 6d)	596	544
Accrual for vacation days and recreation pay for employees	180	154
Other	274	22
	$4,966	$4,835

Statements of operations:

c.     Financial income (expenses), net:

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
Financial income:
Interest on cash and cash equivalents	$39	$330
Gains from changes in fair value of marketable securities	2	13
	$41	$343
Financial expenses -
Loss from changes in exchange rates	$(206)	$(180)
Bank fees	(10)	(15)
	$(216)	$(195)
Financial income (expenses), net	$(175)	$148

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME:

a.	Tax rates:

1)	Income from Israel is taxed according to the Israeli tax laws. Capital gains are taxed at the standard corporate tax rate.

Israeli tax rate relevant to the Company is 23%. For tax benefits in Israel see note b below.

2)	Income of the subsidiary is taxed according to the federal tax laws in the US and the relevant state laws. The relevant U.S. statutory tax rates for 2020 and 2019 were 21%. The relevant state tax rate for 2020 and 2019 was approximately 7%.

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

As of December 31, 2020, Intec has not yet generated operating income that will allow it to benefit from the tax benefits under the ECI Law.

The tax benefits under the ECI Law will apply for a period of up to ten years from the first year in which taxable income will be generated and are scheduled to expire at the end of 2023.

c.	Tax assessments

Intec has tax assessments that are considered to be final through tax year 2016.

d.	Losses for tax purposes carried forward to future years

As of December 31, 2020, Intec had approximately $173.6 million of net carry forward tax losses which are available to reduce future taxable income with no limited period of use.

e.	Subsidiary tax expenses

During 2020 and 2019, the Subsidiary incurred a tax expense in the amount of approximately $124 thousand and approximately $638 thousand, respectively. In 2020 and 2019, the Company has provided full valuation allowance with respect to the subsidiary's share-based compensation expenses and accordingly recorded in 2020 and 2019 tax expenses of approximately $87 thousand and approximately $562 thousand, respectively.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

f.	Deferred income taxes:

	December 31
	2020	2019
	U.S. dollars in thousands
In respect of:
Net operating loss carry forward	$39,924	$33,316
Research and Development expenses	2,910	6,209
Impairment of long-lived assets	3,143	3,143
Issuance costs	274	216
Other	1,246	1,138
Less—valuation allowance	(47,497)	(44,022)
Net deferred tax assets	$-	$-

The change in valuation allowance for the years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
Balance at the beginning of the year	$44,022	$32,684
Changes during the year	3,475	11,338
Balance at the end of the year	$47,497	$44,022

g.	Loss before income tax:

The components of loss before income tax are as follows:

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
Income (loss) before income tax:
Intec	$(14,180)	$(47,331)
Subsidiary	176	370
	$(14,004)	$(46,961)

h.	Current taxes on income

The main reconciling item between the statutory tax rates of the Company and the effective rate is the provision for valuation allowance in respect of tax benefits from carryforward tax losses and research and development expenses due to the uncertainty of the realization of such tax benefits.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - TAXES ON INCOME (continued):

i.	ASC No. 740, Income Taxes, requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company.

The following table summarizes the activity of the Company unrecognized tax benefits:

	Year ended December 31
	2020	2019
	U.S. dollars in thousands
Balance at the beginning of the year	$604	$309
Increase in uncertain tax positions for the current year	87	295
Balance at the end of the year	$691	$604

The Company does not expect unrecognized tax expenses to change significantly over the next 12 months.

NOTE 10 - EVENTS SUBSEQUENT TO DECEMBER 31, 2020:

a.	In February 2021, warrants to purchase 182,500 ordinary shares were exercised for consideration of approximately $956 thousand.

b.	In February 2021, the Company entered into a non-binding term sheet for the sale or license of the AP-CD/LD program to an undisclosed third party and are currently negotiating the terms of a definitive agreement. There is no assurance that this will result in a definitive agreement.

c.	On March 15, 2021, the Company entered into a Merger Agreement with Intec Parent, Merger Sub, Domestication Merger Sub, and Decoy, pursuant to which, following the Domestication Merger, and upon satisfaction of additional closing conditions, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly owned subsidiary of Intec Parent. If the Merger is completed then the business of Decoy will become the business of Intec Parent.

Under the exchange ratio formula in the Merger Agreement, without taking into consideration the effect of the respective levels of cash and liabilities of each of the Company and Decoy, which will result in an adjustment to such exchange ratio, following the closing of the Merger (the “Closing”), the former Decoy securityholders immediately before the Merger are expected to own approximately 75% of the aggregate number of the outstanding securities of Intec Parent (based on a valuation of $30 million), and the securityholders of the Company immediately before the Domestication Merger are expected to own approximately 25% of the aggregate number of the outstanding securities of Intec Parent (based on a valuation of $10 million), calculated on a fully-diluted basis. The actual allocation will be subject to adjustment based on, among other things, Decoy’s and the Company’s net cash balance (including, in the case of the Company, any proceeds from any disposition of the Company’s Accordion Pill business), subject to certain exceptions. As further described below, the Closing is also conditioned on completion of the Domestication Merger and on a financing by the Company or Intec Parent, which will dilute securityholders of both the Company and Decoy on a pro-rata basis.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company and Decoy, including covenants relating to (i) the conduct of their respective businesses prior to the Closing, (ii) the preparation and filing of a registration statement on Form S-4 registering the Merger Shares and the shares of Intec Parent Common Stock to be issued in connection with the Domestication Merger (the “Registration Statement”) and the preparation and/or filing, as applicable, of a proxy statement/information statement for the special meeting or approval by written consent, as applicable, of shareholders of each of the Company and Decoy, (iii) holding a meeting or approval by written consent, as applicable, of shareholders of each of the Company and Decoy to obtain their requisite approvals in connection with the Domestication Merger and Merger, as applicable, including, among other approvals, the approval by the Company’s shareholders of the issuance of the Merger Shares, and (iv) subject to certain exceptions, the recommendation of the board of directors of each party to the Merger Agreement to its shareholders that such approvals be given.

INTEC PHARMA LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - EVENTS SUBSEQUENT TO DECEMBER 31, 2020 (continued)

Consummation of the Merger is subject to certain closing conditions, including, among other things, (i) consummation of the Domestication Merger, (ii) approval of certain matters related to the Merger by the shareholders of the Company and approval of the Merger by the stockholders of Decoy, (iii) the effectiveness of the Registration Statement, (iv) the continued listing of the Company’s ordinary shares on the Nasdaq Capital Market (and following the Domestication Merger, the shares of Intec Parent Common Stock) and the authorization for listing on the Nasdaq Capital Market of the Merger Shares, (v) the receipt of a tax ruling from the Israel Tax Authority with respect to the Domestication Merger, (vi) disposition of the Company’s Accordion Pill business, as further described below, and (vii) a closing financing by the Company or Intec Parent such that upon Closing of the Merger (taking account of the proceeds to be received with respect to such financing), the combined net cash of Intec Parent shall be not less than $30 million and not more than $50 million, and which represents an agreed minimum valuation derived from the Exchange Ratio for Intec Parent following the Closing. The Merger Agreement requires the Company to convene a shareholders’ meeting for purposes of obtaining the necessary shareholder approvals required in connection with the Merger.

The Merger Agreement contains certain termination rights for both the Company and Decoy, including, but not limited to, the right of the Company and Decoy to terminate the Merger Agreement by mutual written consent or if a court of competent jurisdiction or other Governmental Body (as defined in the Merger Agreement) has issued a final and nonappealable order, decree or ruling, or has taken any other action, having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger. In addition, either the Company or Decoy may terminate the Merger Agreement if the Merger is not consummated on or before the date that is 155 days following the delivery of the Decoy audited financial statements for the fiscal years ended December 31, 2020 and 2019, which date may be extended in certain circumstances. In connection with the termination of the Merger Agreement, under specified circumstances, Decoy may be required to pay to the Company a break-up fee of $1,000,000, or the Company may be required to pay to Decoy a reverse break-up fee of $1,000,000 and forfeit a deposit in the amount of $350,000 in favor of Decoy to cover transaction expenses.

As set forth in the Merger Agreement, prior to the date of the closing date (the “Closing Date”), the Company shall re-domesticate as a Delaware corporation by merging with and into the Domestication Merger Sub, with the Company surviving the merger and becoming a wholly-owned subsidiary of Intec Parent. In connection with the Domestication Merger, all the Company’s ordinary shares, having no par value per share (the “Intec Israel Shares”), outstanding immediately prior to the Domestication Merger, will convert, on a one-for-one basis, into shares of Intec Parent Common Stock and all options and warrants to purchase Intec Israel Shares outstanding immediately prior to the Domestication Merger will be exchanged for equivalent securities of Intec Parent.

In accordance with the terms of the Merger Agreement, the Company agreed that prior to the Closing Date it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment, or that it would otherwise take steps related to the divestment or disposal and satisfaction of liabilities of, the Company’s Accordion Pill business, to be effected immediately after the Closing.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020 these disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that as of December 31, 2020, our internal control over financial reporting is effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The information below is reported in lieu of information that would be reported under Item 5.02 on Form 8-K.

On March 15, 2021, our board of directors appointed Nir Sassi to serve as our President in addition to his role as our Chief Financial Officer. The information regarding Mr. Sassi set forth in Item 10 of this Annual Report is incorporated by reference into this Item 9B.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information relating to our executive officers and directors as of March 15, 2021.

Name	Age	Position
Executive Officers
Jeffrey A. Meckler	54	Chief Executive Officer, Vice Chairman of the Board of Directors
Nir Sassi	45	President and Chief Financial Officer
Walt A. Linscott, Esq.	60	Chief Business Officer
Dr. Nadav Navon(1)	52	Chief Operating Officer

Non-Executive Directors
Dr. John W. Kozarich (4)	71	Chairman of the Board of Directors
Hila Karah (2)(3)(4)	52	Director
Anthony J. Maddaluna (3)(4)	68	Director
William B. Hayes (2)	55	Director
Dr. Roger J. Pomerantz (2)(3)	63	Director

(1)	On February 2, 2021, Dr. Nadav Navon notified us of his resignation as Chief Operating Officer of the Company, effective May 1, 2021.

(2)	Member of audit committee

(3)	Member of compensation committee

(4)	Member of nominating and corporate governance committee

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

Nir Sassi has served as our Chief Financial Officer since August 2016 and our President since March 2021. Prior to serving as our Chief Financial Officer, Mr. Sassi served as our VP Finance commencing in January 2015 and as our Chief Financial Officer between March 2010 and January 2015. Prior to his service with us, Mr. Sassi served as a Senior Manager at PricewaterhouseCoopers Israel, an accounting firm, from 2002 until 2010, including two years relocation to the PricewaterhouseCoopers New York office. Mr. Sassi is a certified public accountant in Israel and has a bachelor’s degree in economics and accounting from Ben Gurion University in Be’er Sheva, Israel.

Our Non-Executive Directors

John W. Kozarich has served as our Chairman of the board of directors since July 2016. Dr. Kozarich has nearly 40 years of experience in the biopharmaceutical industry and academia. Dr. Kozarich currently serves as Chairman of Ligand Pharmaceuticals (Nasdaq: LGND) and has served as a member of Ligand’s board since 2003. Dr. Kozarich currently serves as Distinguished Scientist and Executive Advisor of ActivX Biosciences, Inc., and previously served as ActivX’s Chairman and President from 2004 through March 2017 having joined ActivX in 2002. Prior to his role at ActivX, Dr. Kozarich was Vice President at Merck Research Laboratories where he was responsible for a variety of drug discovery and development programs and external biotech collaborations. Dr. Kozarich currently holds the title of Adjunct Professor of Chemical Biology and Medicinal Chemistry, College of Pharmacy at the University of Texas, Austin. He previously held full professorships at the University of Maryland and Yale School of Medicine. Dr. Kozarich was named Director of the Year for 2014 by the Corporate Directors Forum, has been an American Cancer Society Faculty Research Awardee, and received the Distinguished Scientist Award of the San Diego Section of the American Chemical Society. Since April 2015, Dr. Kozarich has served as a director at Retrophin, Inc., a publicly traded biopharmaceutical company (Nasdaq: RTRX). Previously, Dr. Kozarich served as a director of Corium International, Inc. (Nasdaq: CORI) and QLT, Inc. (Nasdaq: QLTI). Dr. Kozarich holds a B.S. in chemistry from Boston College and a Ph.D. In biological chemistry from the Massachusetts Institute of Technology and was an NIH Postdoctoral Fellow at Harvard University. We believe that Dr. Kozarich is qualified to serve on our board of directors because of his extensive experience in the biopharmaceutical industry, including his service at Merck Research Laboratories, his academic experience and his experience serving on public company boards.

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

William B. Hayes has served on our board of directors since June 2018. Most recently, Mr. Hayes was Executive Vice President, Chief Financial Officer and Treasurer of Laboratory Corporation of America Holdings (LabCorp) (NYSE: LH), a diagnostics laboratory company. Mr. Hayes joined LabCorp in 1996, where he was responsible for day-to-day operations of the revenue cycle function. He rose through a series of promotions and in 2005 was named Executive Vice President, Chief Financial Officer and Treasurer of LabCorp, a role he held until his retirement in 2014. Prior to LabCorp, Mr. Hayes was at KPMG for nine years in their audit department. Since October 2019, Mr. Hayes has served on the board of Builders FirstSource, a supplier and manufacturer of building materials (Nasdaq: BLDR), and currently chairs its audit committee. Previously, Mr. Hayes served as a director from March 2016 for Patheon N.V. (NYSE: PTHN), a pharmaceutical manufacturing company, until its acquisition by Thermo Fisher in late 2017. Mr. Hayes holds a Bachelor of Science in accounting from the University of North Carolina at Greensboro. We believe Mr. Hayes is qualified to serve on our board of directors because of his accounting background and experience serving on public company boards.

Roger J. Pomerantz has served on our board of directors since March 2018. Since November 2013, Dr. Pomerantz served as Chairman of Seres Therapeutics (Nasdaq: MCRB) and since February 2020 served as Chairman of Collplant Biotechnologies (Nasdaq: CLPT) and from June 2014 until January 2019, Dr. Pomerantz served as the President and Chief Executive Officer of Seres. Since July 2014, Dr. Pomerantz has been a Senior Partner at Flagship Pioneering, formerly known as Flagship Ventures, an early-stage venture capital firm. Prior to joining Seres, Dr. Pomerantz was Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc., where he oversaw all licensing and acquisitions at Merck Research Laboratories, including external research, out-licensing regional deals, and academic alliances. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for J&J. He has served on the board of directors of ContraFect Corporation (Nasdaq: CFRX) and Rubius Therapeutics (Nasdaq: RUBY) since 2014. Dr. Pomerantz earned his B.A. in biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He completed his internal medicine internship and residency training, and his subspecialty clinical and research training in infectious diseases and virology at the Massachusetts General Hospital of Harvard Medical School. His post-doctoral research training in molecular retrovirology was obtained at both Harvard Medical School and the Whitehead Institute of the Massachusetts Institute of Technology (MIT). Dr. Pomerantz also served as the Chief Resident at the Massachusetts General Hospital. Following his medical-scientist training, he was an Endowed, Tenured Professor of Medicine and Molecular Pharmacology and Chairman of the Infectious Diseases Department of Thomas Jefferson University in Philadelphia. Dr. Pomerantz is an internationally recognized expert in HIV molecular pathogenesis and latency. He has developed ten approved infectious disease drugs in important diseases including HIV, HCV, tuberculosis, and Clostridium difficile infection. We believe that Dr. Pomerantz is qualified to serve on our board of directors because of his significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry.

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

Item 11. Executive Compensation.

Our named executive officers for 2020, which consist of our principal executive officer and the next two most-highly compensated executive officers are:

●	Jeffrey Meckler, CEO; and

●	Walt. A. Linscott, Esq., Chief Business Officer; and

●	Nadav Navon, Chief Operating Officer.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during 2020 and 2019. In addition, the table below reflects the compensation granted to our five most highly compensated office holders (as defined in the Companies Law) during or with respect to the year ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)
Jeffrey Meckler, CEO	2020	540,000	210,600	-	268,123	-	47,520	(3)	1,066,243
	2019	540,000	199,800	-	519,803	-	47,096	(3)	1,306,699
Walt A. Linscott, Esq.,	2020	340,000	170,000	-	231,251	-	47,932	(4)	789,183
Chief Business Officer	2019	340,000	170,000	-	329,024	-	47,050	(4)	886,074
Dr. Michael Gendreau,	2020	218,500	-	-	163,338	-	25,134	(4)	406,972
Former Chief Medical Officer(2)	2019	336,000	106,982	-	443,492	-	16,166	(4)	902,640
Nadav Navon,	2020	244,125	61,369	-	130,740	-	105,134	(5)	541,368
Chief Operating Officer	2019	235,094	57,523	-	309,239	-	102,319	(5)	704,175
Nir Sassi,	2020	193,899	87,660		222,381		96,908	(6)	600,848
President and Chief Financial Officer	2019	186,687	57,361	-	304,363	-	94,065	(6)	642,476

(1)	Represents the share-based compensation expenses recorded in our consolidated financial statements for the year ended December 31, 2020 and 2019, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, see note 7 to our consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data.

(2)	Mr. Gendreau’s employment terminated as of October 31, 2020. Referenced amount of option awards with respect to Mr. Gendreau does not give effect to subsequent forfeiture of options.

(3)	For 2020 and 2019, referenced amount is for employer contribution to 401k plan and for life insurance and other medical premiums.

(4)	For 2020 and 2019, referenced amount is for life insurance and other medical premiums.

(5)	For 2020, the bulk of such compensation consisted of $20,329 of automobile expenses, $37,495 of deposits to severance funds, $15,883 of gross-up of related tax, $10,832 of social security payments, and deposits of $18,243 to an education fund. For 2019, the bulk of such compensation consisted of $20,494 of automobile expenses, $35,568 of deposits to severance funds, $15,214 of gross-up of related tax, $10,419 of social security payments, and deposits of $17,568 to an education fund.

(6)	For 2020, the bulk of the other compensation consisted of $21,451 of automobile expenses, $29,789 deposits to severance funds, $17,648 of gross-up of related tax, $10,832 of social security payments and deposits of $14,480 to an education fund. For 2019, the bulk of the other compensation consisted of $21,804 of automobile expenses, $28,206 deposits to severance funds, $16,943 of gross-up of related tax, $10,419 of social security payments and deposits of $13,945 to an education fund.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards as of December 31, 2020, for each named executive officer:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Meckler, CEO	04 /10/17(1)	6,000	-	106.4	04/10/27
	05 /01/17(2)	3,250	-	106.4	05/01/27
	12 /11/17(3)	19,000	-	134.0	12/11/27
	06 /28/18(4)	4,167	833	88.8	06/28/25
	04 /04/19(5)	3,125	3,125	152.8	04/04/26
	07 /15/20(6)	-	15,000	6.15	07/15/27
Walt A. Linscott, Esq., Chief Business Officer	10 /23/17(7)	3,000	-	171.2	10/23/27
	12 /11/17(8)	7,000	-	171.2	12/11/27
	01 /22/19(9)	2,625	1,875	152.6	01/22/26
	09 /13/19(10)	4,166	5,834	18.0	09/13/26
	02 /17/20(11)	-	4,500	8.58	02/17/27
	09 /16/20(12)	-	5,000	6.43	09/16/27
Nadav Navon, Chief Operating Officer	03 /27/16(13)	2,275	-	82.8	03/27/26
	07 /25/16(14)	2,500	-	89.3	07/25/26
	07 /25/16(15)	-	2,500	89.3	07/25/26
	07 /05/17(16)	3,250	-	109.2	07/05/24
	01 /02/18(17)	3,896	354	103.8	01/02/25
	01 /22/19(18)	2,625	1,875	152.6	01/22/26
	02 /17/20(19)	-	4,500	8.58	02/17/27
	09 /16/20(20)	-	5,000	6.43	09/16/27

(1)	The options vest over a period of three years from April 10, 2017, 33.3% on each anniversary of such date, ending April 10, 2020.

(2)	The options vest over a period of nine months from May 1, 2017, 11.1% every month after such date, ending January 31, 2018.

(3)	The options vest over a period of three years from December 11, 2017, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending December 11, 2020.

(4)	The options vest over a period of three years from June 28, 2018, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending June 28, 2021.

(5)	The options vest over a period of three years from April 4, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending April 4, 2022.

(6)	The options vest over a period of three years from July 15, 2020, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending July 15, 2023.

(7)	The options vest over a period of three years from October 23, 2017, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending October 23, 2020.

(8)	The options vest over a period of three years from December 11, 2017, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending December 11, 2020.

(9)	The options vest over a period of three years from January 22, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 22, 2022.

(10)	The options vest over a period of three years from September 13, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending September 13, 2022.

(11)	The options vest over a period of three years from February 17, 2020, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending February 17, 2023.

(12)	The options become fully vested on December 31, 2021.

(13)	The options vest over a period of four years from March 27, 2016, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending March 27, 2020.

(14)	The options vest over a period of four years from July 25, 2016, 25% on the first anniversary of such date and 6.25% every three months thereafter, ending July 25, 2020.

(15)	The options become fully vested only in the event that a material agreement is entered into between Company and a third party.

(16)	The options vest over a period of three years from July 5, 2017, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending July 5, 2020.

(17)	The options vest over a period of three years from January 2, 2018, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 2, 2021.

(18)	The options vest over a period of three years from January 22, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 22, 2022.

(19)	The options vest over a period of three years from February 17, 2020, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending February 17, 2023.

(20)	The options become fully vested on December 31, 2021.

Employment Agreements of Named Executive Officers

Our employees are employed under the terms prescribed in their respective personal contracts, in accordance with the decisions of our management. Under these employment contracts, the employees are entitled to the social benefits prescribed by law and as otherwise provided in their personal contracts. These employment contracts each contain provisions standard for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions. Under current applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees. The following are summaries of our employment agreements with each named executive officer and our President and Chief Financial Officer.

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

Upon termination by the Company without cause, Mr. Meckler will be entitled to a severance amount payable in six equal monthly instalments, which will be equal to (i) 50% of Mr. Meckler’s annual base salary as in effect prior to the termination date, (ii) 1/12th of Mr. Meckler’s annual bonus for each completed month of such fiscal year provided the termination date is following June 30 of such fiscal year, and (iii) an amount equal to Mr. Meckler’s cost of continued health insurance coverage for six months. In addition, any options that have not previously vested will become vested and exercisable immediately prior to such termination.

If Mr. Meckler’s employment is terminated by the Company without cause or by Mr. Meckler for good reason during the one year period immediately following a change in control, then Mr. Meckler will be entitled to receive a lump-sum payment equal of up to two times the severance amount. In addition, subject to Mr. Meckler’s continued employment by us, in the event of (i) a change in control or (ii) the entry into a “Material Agreement” (as will be defined by our compensation committee and the board of directors) the options granted to Mr. Meckler that have not previously vested will become vested and exercisable immediately prior to such event.

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

Employment Agreement with our President and Chief Financial Officer, Nir Sassi

Mr. Sassi has served as our Chief Financial Officer since August 2016 and our President since March 2021. Prior to serving as our Chief Financial Officer, he served as our VP Finance commencing in January 2015 and as our Chief Financial Officer between March 2010 and January 2015. Under Mr. Sassi’s current employment agreement (amended most recently as of January 2018), he is entitled to a monthly gross salary of NIS 55,067, which as of March 1, 2021 was increased to NIS 66,667, and to social benefits, such as annual paid vacation days, convalescent payment, manager’s insurance, sick leave vocational studies fund and disability insurance. In addition, we provide Mr. Sassi with a leased company car and a mobile phone.

Mr. Sassi is also entitled to an annual bonus of up to 30% of his base salary. The annual bonus is on a discretionary component of not more than 20% and measurable objectives to be determined by our Chief Executive Officer as approved by our compensation committee.

Mr. Sassi’s employment agreement is terminable by either us or Mr. Sassi upon 90 days’ prior written notice. Mr. Sassi’s employment agreement contains customary provisions regarding noncompetition, confidentiality of information and assignment of inventions.

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

If Mr. Linscott’s employment is terminated by the Company without cause or by Mr. Linscott for good reason during the one year period immediately following a change in control, then Mr. Linscott will be entitled to receive a lump-sum payment equal to the severance amount. In addition, subject to Mr. Linscott’s continued employment by us, in the event of (i) a change in control or (ii) the entry into a “Material Agreement” (as will be defined by our compensation committee and the board of directors) the options granted to Mr. Linscott that have not previously vested will become vested and exercisable immediately prior to such event.

Mr. Linscott’s employment agreement includes additional customary provisions, such as non-solicitation, non-competition, confidentiality, intellectual property assignment, participation in our medical and similar insurance plans and reimbursement of expenses.

Employment Agreement with our Chief Operating Officer, Nadav Navon

Mr. Navon has served as our Executive Vice President of Research & Development from March 2015 until July 2017 and as Chief Operating Officer since July 27, 2017. Under Dr. Navon’s current employment agreement (amended most recently as of January 2018, and ending May 1, 2021), he is entitled to a monthly gross salary of NIS 69,375, and to social benefits, such as annual paid vacation days, convalescent payment, manager’s insurance, sick leave vocational studies fund and disability insurance. In addition, we provide Dr. Navon with a leased company car and a mobile phone.

Mr. Navon is also entitled to an annual bonus of up to 30% of his base salary. The annual bonus is on a discretionary component of not more than 20% and measurable objectives to be determined by our Chief Executive Officer as approved by our compensation committee.

Mr. Navon’s employment agreement is terminable by either us or Mr. Navon upon 90 days’ prior written notice. Mr. Navon’s employment agreement contains customary provisions regarding noncompetition, confidentiality of information and assignment of inventions. On February 2, 2021, Dr. Nadav Navon notified us of his resignation as Chief Operating Officer of the Company, effective May 1, 2021.

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

Our most recent compensation policy was last approved at our annual general meeting of shareholders that was held in July 2020. Following a review of the compensation policy by our compensation committee and board of directors, our compensation committee and board have approved, and recommended that our shareholders approve the compensation policy. As required by the Companies Law, we obtained approval for our compensation policy at the annual general shareholders meeting which took place in July 2020.

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

The compensation policy must serve as the basis for decisions concerning the consolidated financial terms of employment or engagement of office holders, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must relate to certain factors, including advancement of the company’s objectives, the company’s business plan and its long-term strategy, and creation of appropriate incentives for office holders. It must also consider, among other things, the company’s risk management, size and the nature of its operations. The compensation policy must furthermore consider the following additional factors:

●	the knowledge, skills, expertise and accomplishments of the relevant office holder;

●	the office holder’s roles and responsibilities and prior compensation agreements with him or her;

●	the ratio between the cost of the terms of employment of an office holder and the cost of the compensation of the other employees of the company, including those employed through manpower companies, in particular the ratio between such cost and the average and median compensation of the other employees of the company, as well as the impact such disparities may have on the work relationships in the company;

●	the possibility of reducing variable compensation, if any, at the discretion of the board of directors; and the possibility of setting a limit on the exercise value of non-cash variable equity-based compensation; and

●	as to severance compensation, if any, the period of service of the office holder, the terms of his or her compensation during such service period, the company’s performance during that period of service, the person’s contribution towards the company’s achievement of its goals and the maximization of its profits, and the circumstances under which the person is leaving the company.

The compensation policy must also include the following principles:

●	the link between variable compensation and long-term performance and measurable criteria;

●	the relationship between variable and fixed compensation, and the ceiling for the value of variable compensation;

●	the conditions under which an office holder would be required to repay compensation paid to him or her if it was later shown that the data upon which such compensation was based was inaccurate and was required to be restated in the company’s consolidated financial statements;

●	the minimum holding or vesting period for variable, equity-based compensation; and

●	maximum limits for severance compensation.

Potential Payments Upon Termination or Change in Control

See “Executive Compensation—Employment Agreements of Chairman and Named Executive Officers.”

Our compensation policy provides that we may provide certain benefits to our office holders (which includes directors, the CEO, other executive officers and any other managers directly subordinate to the CEO) upon termination or change in control. Under the compensation policy, office holders may be awarded, subject to the approvals required in each case under the Companies Law (i) severance pay in full (other than in the case of termination for cause), (ii) advance notice of termination of up to six months for office holders or 12 months for the CEO during which the office holder would be eligible to receive bonuses with respect to this period and would also continue to accrue vesting of options awarded, (iii) a bonus upon termination in return for a commitment not to compete with us up to a maximum of six months’ salaries, and (iv) a retirement bonus of up to six months’ salary for office holders that served for more than one year. In addition, to the foregoing, in the case of a change in control, an office holder may be entitled to the following (i) accelerated vesting of outstanding options, (ii) an extension in the exercise period of options or other equity awards for up to five years from termination, (iii) up to 6 months’ base salary and benefits from date of termination (in addition to any pre-approved notice and adjustment period), and (iv) a cash bonus of up to 12 monthly salaries for officer holders or 18 monthly salaries for the CEO.

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our board during the year ended December 31, 2020, other than Mr. Meckler, our Chief Executive Officer, who did not receive additional compensation for his services as director and whose compensation is set forth in the Summary Compensation Table found elsewhere in this Item 11.

Name	Fees earned ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dr. John W. Kozarich	80,000	-	8,134	-	-	-	88,134
Hila Karah	68,343	-	27,356	-	-	-	95,699
Anthony J. Maddaluna	58,292	-	24,498	-	-	-	82,790
Roger J. Pomerantz	64,792	-	25,926	-	-	-	90,718
William B. Hayes	62,292	-	27,356	-	-	-	89,648

(1)	Represents the share-based compensation expenses recorded in our consolidated financial statements for the year ended December 31, 2020, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation see note 7 to our consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data.

Our independent, non-employee directors’ receive a yearly retainer of US$50,000 with an additional payment of $7,500 (or $15,000 for the chairperson) per membership of the audit committee, $6,000 (or $10,000 for the chairperson) per membership of the compensation committee and $5,000 (or $7,500 for the chairperson) per membership of the nominating and governance committee. Upon first becoming a member of the board (whether appointed by the board or elected by the shareholders) and on each anniversary thereafter (each is referred to below as the “date of grant”), a director is awarded a grant of options to purchase 2,000 ordinary shares of the Company, provided the director is still in office at the time of the grant and vesting of the option. The options have the following terms: (i) the options vest over a period of three (3) years, 1/3 of which vest on the first anniversary date of the grant, and the additional 2/3 vest in eight (8) quarterly installments, (ii) the term of the options is seven (7) years after the grant date, unless they have been exercised or cancelled in accordance with the Plan, and (iii) the exercise price of each option is equal to the average price of our ordinary shares on Nasdaq in the last 30 days prior to the date of grant, but, with respect to U.S. taxpayers, not less than the fair market value under Section 409A of the Code.

Equity Compensation Plans

On January 6, 2016, our board of directors adopted the 2015 Plan. Originally, the maximum number of ordinary shares reserved for issuance under the 2015 Plan was 35,000, subject to future adjustments. On July 25, 2016, the board of directors increased the aggregate number of shares issuable under the 2015 Plan by 35,000 shares, another increase by 105,000 was approved by the general meeting of our shareholders on December 11, 2017, another increase by 50,000 was approved by the general meeting of our shareholders on June 28, 2018, another increase by 50,000 was approved by the general meeting of our shareholders on December 2, 2019, and another increase by 175,000 was approved by the general meeting of our shareholders on July 15, 2020. In connection with the aforementioned increase of 2016, we did not obtain shareholder approval as required under Nasdaq listing rules and instead followed home practice rules that do not require such approval.

The 2015 Plan permits options to be awarded to Participants (as such term is defined in the 2015 Plan) pursuant to Section 102 of the Ordinance and Section 3(i) of the Ordinance, based on entitlement and compliance with the terms for receiving options under these sections of the Ordinance. Section 102 of the Ordinance provides to employees, directors and officers who are not controlling shareholders (i.e., such persons are not deemed to hold 10% of the company’s share capital, or to be entitled to 10% of the company’s profits or to appoint a director to the company’s board of directors) and are Israeli residents, favorable tax treatment for compensation in the form of shares or options issued or granted, as applicable, to a trustee under the “capital gains track” for the benefit of the applicable employee, director or officer and are (or were) to be held by the trustee for at least two years after the date of grant or issuance. Options granted under Section 102 of the Ordinance will be deposited with a trustee appointed by the company in accordance with Section 102 of the Ordinance and the relevant income tax regulations and guidelines, and will be granted in the employee income track or the capital gains track. The 2015 Plan is managed by our board of directors or any other committee or person that our board of directors authorizes for this purpose. According to our board of directors’ resolution of November 4, 2015, the options granted under Section 102 of the Ordinance were granted under the capital gains track. The 2015 Plan also permits us to grant options to U.S. residents, which may qualify as “incentive stock options” within the meaning of Section 422 of the Code, and to residents of other jurisdictions.

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

In the event of (i) the sale of all or substantially all of the assets of the Company; or (ii) a sale (including an exchange) of all or substantially all of the shares of the capital stock of the Company; or (iii) a merger, consolidation or like transaction of the Company into another corporation in which the holders of the Company’s outstanding share capital immediately before such consolidation or merger do not, immediately after such consolidation or merger, retain either (x) stock representing a majority of the voting power of the surviving entity, or (y) stock representing a majority of the voting power of an entity that wholly owns, directly or indirectly, the surviving entity.

As of December 31, 2020, outstanding awards under the 2015 Plan totaled 263,080 ordinary shares and an additional 181,027 awards were available for grant. Of the 263,080 outstanding options, options to purchase 147,538 ordinary shares were vested as of December 31, 2020, with a weighted average exercise price of $90.4 per share and will expire between 2024 and 2027.

The following table provides certain aggregate information with respect to our ordinary shares that may be issued under our equity compensation plan in effect as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plan approved by security holders	-	-	-
Equity compensation plans not approved by security holders-2015 Plan	263,080	$59.9	181,027

(1)	The weighted average remaining term for the expiration of stock options under the 2015 Plan is 5.4 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our shares as of March 1, 2021, unless indicated below, by:

●	each person or entity known by us to beneficially own 5% or more of our outstanding ordinary shares;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Applicable percentage ownership is based on 4,502,578 ordinary shares outstanding as of March 1, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Ordinary shares issuable under options or warrants that are exercisable within 60 days after March 1, 2021 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Ordinary Shares		Percentage
Persons or entities holding 5% or more our outstanding ordinary shares
Intracoastal Capital LLC (1)	245,927	(1)	5.2%
Executive officers and directors
Jeffrey A. Meckler	46,839	(2)	1.0%
John W. Kozarich	19,232	(3)	*
Nadav Navon	18,123	(4)	*
Walt A. Linscott	19,875	(5)	*
Nir Sassi	17,040	(6)	*
Anthony J. Maddaluna	4,262	(7)	*
Hila Karah	2,625	(8)	*
Roger J. Pomerantz	1,583	(9)	*
William B. Hayes	1,500	(10)	*
All executive officers and directors as a group (9 persons)	131,079	(11)	2.8%

*	Less than 1%

(1)	Based partially on information contained in a Schedule 13G filed with the SEC on January 29, 2021 jointly by Intracoastal Capital LLC, or Intracoastal, Mitchell P. Kopin and Daniel B. Asher. Each of Intracoastal, Mr. Kopin and Mr. Asher may have been deemed to have beneficial ownership of 245,927 ordinary shares, which consisted of (i) 5,000 ordinary shares held by Intracoastal, (ii) 220,000 ordinary shares issuable upon exercise of a warrant held by Intracoastal, and (iii) 20,927 ordinary shares issuable upon exercise of a second warrant held by Intracoastal. The address of Intracoastal and Mr. Kopin is 245 Palm Trail, Delray Beach, Florida 33483 and Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

(2)	Consists of (i) 9,839 ordinary shares, and (ii) 37,000 ordinary shares issuable upon exercise of outstanding options, of which 938 will vest within 60 days of March 1, 2021.

(3)	Consists of (i) 7,589 ordinary shares, and (ii) 11,643 ordinary shares issuable upon exercise of outstanding options, of which 84 will vest within 60 days of March 1, 2021.

(4)	Consists of (i) 973 ordinary shares, and (ii) 17,150 ordinary shares issuable upon exercise of outstanding options of which 375, will vest within 60 days of March 1, 2021.

(5)	Consists of 19,875 ordinary shares issuable upon exercise of outstanding options of which 1,209 will vest within 60 days of March 1, 2021.

(6)	Consists of 17,040 ordinary shares issuable upon exercise of outstanding options of which 1,209 will vest within 60 days of March 1, 2021.

(7)	Consists of (i) 2,679 ordinary shares, and (ii) 1,583 ordinary shares issuable upon exercise of outstanding options of which 84 will vest within 60 days of March 1, 2021.

(8)	Consists of 2,625 ordinary shares issuable upon exercise of outstanding options of which 168 will vest within 60 days of March 1, 2021.

(9)	Consists of 1,583 ordinary shares issuable upon exercise of outstanding options of which 168 will vest within 60 days of March 1, 2021.

(10)	Consists of 1,500 ordinary shares issuable upon exercise of outstanding options of which 168 will vest within 60 days of March 1, 2021.

(11)	Consists of (i) 21,080 ordinary shares, and (ii) 109,999 ordinary shares issuable upon exercise of outstanding options, of which 4,403 will vest within 60 days of days of March 1, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During years ended December 31, 2020 and 2019, except as set forth below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services.

Kesselman & Kesselman, Certified Public Accountant (Israel), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, served as our independent public accountants for the fiscal years ended December 31, 2020 and 2019, for which audited consolidated financial statements appear in this Annual Report.

The following table presents the aggregate fees for professional services rendered by such accountants to us during their respective term as our principal accountants in 2020 and 2019.

	2019	2020
	(US$ in thousands)	(US$ in thousands)
Audit Fees (1)	212	186
Audit-Related fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	212	186

(1)	Audit fees consists of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide and includes audit services in connection with our public offerings in the United States in 2020 and 2019.

(2)	Audit-related fees would be assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under item (1).

(3)	Tax fees related to tax compliance, planning and advice.

Pre-Approval Policies and Procedures

Our audit committee provides assistance to our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our audit committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. Our audit committee has authorized all auditing and non-auditing services provided by Kesselman and Kesselman during 2019 and 2020 and the fees paid for such services.

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

Item 16. Form 10-K Summary

Not Applicable.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc, Domestication Merger Sub, Ltd., and Decoy Biosystems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)++

3.1	Certificate of Incorporation of Orly Guy Ltd., dated October 23, 2000 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.2	Certificate of Name Change of Orly Guy Ltd. to Intec Pharmaceutical (2000) Ltd., dated February 7, 2001 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.3	Certificate of Name Change of Intec Pharmaceutical (2000) Ltd. to Intec Pharma Ltd., dated March 15, 2004 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.4	Articles of Association of Intec Pharma Ltd., as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on October 29, 2020)

4.1	Specimen share certificate (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on February 3, 2020)

4.3	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on May 6, 2020)

4.4	Description of Securities Registered under Section 12 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.1†	Joint Venture for R&D, dated June 1, 2000, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharmaceutical Partnership Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.2†	Notice of Extension Letter, dated October 5, 2004, from Intec Pharma Ltd. to Yissum Research Development Company of the Hebrew University of Jerusalem (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.3	Amendment, dated July 13, 2005, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd., to the Joint Venture for R&D Agreement dated June 1, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.4	Research Agreement, dated January 15, 2008, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.5	Compensation Policy for Intec Pharma Ltd.’s Directors and Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on July 17, 2020)

10.6+	Intec Pharma Ltd. 2005 Share Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.7+	Intec Pharma Ltd. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 25, 2016)

10.8	Form of Intec Pharma Ltd. Grant Letter – Section 102 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.9	Form of Intec Pharma Ltd. 2015 Equity Incentive Plan Notice Of Non-Qualified Stock Option Award (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.10	Unprotected Lease Agreement between Intec Pharma Ltd. and R.M.P.A. Assets Ltd., dated June 2, 2003, together with supplements thereto dated as of April 21, 2004, January 1, 2006, December 15, 2009, January 18, 2011, October 28, 2015 and December 31, 2017 (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.11+	Employment Agreement, dated December 11, 2017, between Intec Pharma Inc., Intec Pharma Ltd. and Jeffrey A. Meckler (incorporated herein by reference to Exhibit 4.11 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.12+	Employment Agreement, dated January 15, 2006, between Intec Pharma Ltd. and Nadav Navon, as amended on May 29, 2011, March 2012, October 21, 2013 and January 1, 2018 (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.13+	Employment Agreement, dated February 23, 2010, between Intec Pharma Ltd. and Nir Sassi, as amended on March 28, 2012, October 21, 2013 and January 1, 2018 (incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.14	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 28, 2015)

10.15	Form of Exemption from Liability (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 28, 2015)

10.16†	Amendment, dated March 12, 2015, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd., to the Joint Venture of R&D Agreement dated June 1, 2000 (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 16, 2015)

10.17+	Employment Agreement dated October 23, 2017 between Intec Pharma, Inc. and Walt Addison Linscott, Esq. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.18†	Process Development Agreement dated as of December 17, 2018 by and between Intec Pharma Ltd. and LTS LOHMANN Therapie-Systeme AG (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.19	Ordinary Shares Purchase Agreement, dated December 2, 2019 between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 3, 2019)

10.20	Registration Rights Agreement, dated December 2, 2019, between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on December 3, 2019)

10.21	Underwriting Agreement, dated January 30, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020)

10.22	Securities Purchase Agreement, dated May 4, 2020, between Intec Pharma Ltd. and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2020)

10.23	Securities Purchase Agreement, dated August 7, 2020, between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2020)

10.24	Form of Decoy Stockholder Support Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)

10.25	Form of Intec Shareholder Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)

10.26	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)

21.1*	List of Subsidiaries

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountant (Isr.), independent registered public accounting firm, a member of PricewaterhouseCoopers International Limited

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Furnished herewith
†	Certain portions of this agreement have been omitted under a confidential treatment order pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and filed separately with the SEC.
+	Indicates management contract or compensatory plan.
++	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

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

Intec Pharma Ltd.

Date: March 16, 2021	By:	/s/ Jeffrey A. Meckler
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

Name	Title	Date

/s/ Jeffrey A. Meckler	Chief Executive Officer and Vice Chairman	March 16, 2021
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 16, 2021
Nir Sassi	(Principal Financial and Accounting Officer)

/s/ Dr. John Kozarich	Chairman of the Board of Directors	March 16, 2021
Dr. John Kozarich

/s/ Hila Karah	Director	March 16, 2021
Hila Karah

/s/ Anthony J. Maddaluna	Director	March 16, 2021
Anthony J. Maddaluna

/s/ Dr. Roger J. Pomerantz	Director	March 16, 2021
Dr. Roger J. Pomerantz

/s/ William B. Hayes	Director	March 16, 2021
William B. Hayes