Form 10-K/A
period 2020-12-31
Intec Pharma Ltd.
filed 2021-03-17
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K (the “Amendment”) of Intec Pharma Ltd (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 16, 2021 (the “Original Report”). The sole purpose of this Amendment is to refile Exhibit 23.1 that was originally filed with the Original Report to correct an incorrect date.

This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Original Report and does not modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Report.

This Amendment is an exhibit-only filing, and except for the changes to Exhibit 23.1 described above, this Amendment does not otherwise update any exhibits as originally filed or previously amended. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc, Domestication Merger Sub, Ltd., and Decoy Biosystems, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)++

3.1	Certificate of Incorporation of Orly Guy Ltd., dated October 23, 2000 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.2	Certificate of Name Change of Orly Guy Ltd. to Intec Pharmaceutical (2000) Ltd., dated February 7, 2001 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.3	Certificate of Name Change of Intec Pharmaceutical (2000) Ltd. to Intec Pharma Ltd., dated March 15, 2004 (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

3.4	Articles of Association of Intec Pharma Ltd., as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on October 29, 2020)

4.1	Specimen share certificate (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on February 3, 2020)

4.3	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on May 6, 2020)

4.4	Description of Securities Registered under Section 12 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.1†	Joint Venture for R&D, dated June 1, 2000, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharmaceutical Partnership Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.2†	Notice of Extension Letter, dated October 5, 2004, from Intec Pharma Ltd. to Yissum Research Development Company of the Hebrew University of Jerusalem (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.3	Amendment, dated July 13, 2005, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd., to the Joint Venture for R&D Agreement dated June 1, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.4	Research Agreement, dated January 15, 2008, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.5	Compensation Policy for Intec Pharma Ltd.’s Directors and Officers, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on July 17, 2020)

10.6+	Intec Pharma Ltd. 2005 Share Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form F-1 filed with the SEC on June 9, 2015)

10.7+	Intec Pharma Ltd. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 25, 2016)

10.8	Form of Intec Pharma Ltd. Grant Letter – Section 102 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.9	Form of Intec Pharma Ltd. 2015 Equity Incentive Plan Notice Of Non-Qualified Stock Option Award (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.10	Unprotected Lease Agreement between Intec Pharma Ltd. and R.M.P.A. Assets Ltd., dated June 2, 2003, together with supplements thereto dated as of April 21, 2004, January 1, 2006, December 15, 2009, January 18, 2011, October 28, 2015 and December 31, 2017 (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.11+	Employment Agreement, dated December 11, 2017, between Intec Pharma Inc., Intec Pharma Ltd. and Jeffrey A. Meckler (incorporated herein by reference to Exhibit 4.11 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.12+	Employment Agreement, dated January 15, 2006, between Intec Pharma Ltd. and Nadav Navon, as amended on May 29, 2011, March 2012, October 21, 2013 and January 1, 2018 (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.13+	Employment Agreement, dated February 23, 2010, between Intec Pharma Ltd. and Nir Sassi, as amended on March 28, 2012, October 21, 2013 and January 1, 2018 (incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 20-F filed with the SEC on March 9, 2018)

10.14	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 28, 2015)

10.15	Form of Exemption from Liability (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 28, 2015)

10.16†	Amendment, dated March 12, 2015, by and between Yissum Research Development Company of the Hebrew University of Jerusalem and Intec Pharma Ltd., to the Joint Venture of R&D Agreement dated June 1, 2000 (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form F-1 filed with the SEC on July 16, 2015)

10.17+	Employment Agreement dated October 23, 2017 between Intec Pharma, Inc. and Walt Addison Linscott, Esq. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.18†	Process Development Agreement dated as of December 17, 2018 by and between Intec Pharma Ltd. and LTS LOHMANN Therapie-Systeme AG (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019)

10.19	Ordinary Shares Purchase Agreement, dated December 2, 2019 between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 3, 2019)

10.20	Registration Rights Agreement, dated December 2, 2019, between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on December 3, 2019)

10.21	Underwriting Agreement, dated January 30, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020)

10.22	Securities Purchase Agreement, dated May 4, 2020, between Intec Pharma Ltd. and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2020)

10.23	Securities Purchase Agreement, dated August 7, 2020, between Intec Pharma Ltd. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2020)

10.24	Form of Decoy Stockholder Support Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)

10.25	Form of Intec Shareholder Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)

10.26	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on March 15, 2021)

21.1**	List of Subsidiaries

23.1*	Consent of Kesselman & Kesselman, Certified Public Accountant (Isr.), independent registered public accounting firm, a member of PricewaterhouseCoopers International Limited

24.1	Power of Attorney (incorporated herein by reference to the signature page of the Original Report)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Previously furnished
**	Previously filed
†	Certain portions of this agreement have been omitted under a confidential treatment order pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and filed separately with the SEC.
+	Indicates management contract or compensatory plan.
++	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

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

Intec Pharma Ltd.

Date: March 17, 2021	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer and Vice Chairman

Name	Title	Date

/s/ Jeffrey A. Meckler	Chief Executive Officer and Vice Chairman	March 17, 2021
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 17, 2021
Nir Sassi	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	March 17, 2021
Dr. John Kozarich

*	Director	March 17, 2021
Hila Karah

*	Director	March 17, 2021
Anthony J. Maddaluna

*	Director	March 17, 2021
Dr. Roger J. Pomerantz

*	Director	March 17, 2021
William B. Hayes

*By	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Attorney-in-fact