Form 10-Q
period 2021-03-31
Intec Pharma Ltd.
filed 2021-05-17
CIK 1638381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant’s ordinary shares outstanding as of May 13, 2021: 4,821,971.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEC PHARMA LTD.

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2021

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	U.S. dollars in thousands

Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,135	$14,671
Restricted cash (Note 6)	1,000	-
Prepaid expenses and other receivables	1,024	297
TOTAL CURRENT ASSETS	12,159	14,968

NON-CURRENT ASSETS:
Property and equipment, net	869	1,394
Operating lease right-of-use assets	685	817
Other assets (Note 3a)	3,717	3,717
TOTAL NON-CURRENT ASSETS	5,271	5,928

TOTAL ASSETS	$17,430	$20,896

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$183	$368
Other (Note 5)	5,020	4,966
TOTAL CURRENT LIABILITIES	5,203	5,334
LONG-TERM LIABILITIES -
Operating lease liabilities	178	338
Other liabilities	705	691
TOTAL LONG-TERM LIABILITIES	883	1,029
TOTAL LIABILITIES	6,086	6,363

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 17,500,000 Ordinary Shares as of March 31, 2021 and December 31, 2020; issued and outstanding: 4,502,578 and 4,321,296 Ordinary Shares as of March 31, 2021 and December 31, 2020, respectively	727	727
Additional paid-in capital	218,397	217,357
Accumulated deficit	(207,780)	(203,551)
TOTAL SHAREHOLDERS’ EQUITY	11,344	14,533
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,430	$20,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31
	2021	2020
	U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES	$(2,157)	$(2,024)
GENERAL AND ADMINISTRATIVE EXPENSES	(2,021)	(1,715)
OPERATING LOSS	(4,178)	(3,739)
FINANCIAL EXPENSES, net	(31)	(70)
LOSS BEFORE INCOME TAX	(4,209)	(3,809)
INCOME TAX	(20)	(61)
NET LOSS	$(4,229)	$(3,870)

	U.S. dollars
LOSS PER ORDINARY SHARE - BASIC AND DILUTED	$(0.96)	$(1.65)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS	4,419	2,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares	Amounts	Amounts
	U.S. dollars in thousands
BALANCE AT JANUARY 1, 2020	1,811,431	$727	$200,231	(189,423)	$11,535
CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2020:
Issuance of ordinary shares, net of issuance costs	41,569	-	421	-	421
Issuance of ordinary shares and warrants, net of issuance costs	812,500	-	5,692	-	5,692
Share-based compensation (Note 4b)	-	-	442	-	442
Net loss	-	-	-	(3,870)	(3,870)
BALANCE AT MARCH 31, 2020	2,665,500	$727	$206,786	$(193,293)	$14,220

BALANCE AT JANUARY 1, 2021	4,321,296	$727	$217,357	(203,551)	$14,533
CHANGES IN THE THREE-MONTH PERIOD ENDED MARCH 31, 2021:
Waiver of ordinary shares by a shareholder	(1,218)	-	-	-	-
Exercise of warrants (Note 4a)	182,500	-	956	-	956
Share-based compensation (Note 4b)	-	-	84	-	84
Net loss	-	-	-	(4,229)	(4,229)
BALANCE AT MARCH 31, 2021	4,502,578	$727	$218,397	$(207,780)	$11,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2021	2020
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,229)	$(3,870)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	526	306
Exchange differences on cash and cash equivalents and restricted cash	180	135
Change in operating right of use asset	132	126
Change in operating lease liabilities	(175)	(152)
Gains on marketable securities	-	(2)
Share-based compensation	84	442
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other receivables	(727)	1,045
Decrease in accounts payable and accruals	(116)	(3,225)
Increase in other liabilities	14	48
Net cash used in operating activities	(4,311)	(5,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1)	(3)
Proceeds from disposal of marketable securities, net	-	772
Net cash provided by (used in) investing activities	(1)	769
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	-	421
Proceeds from issuance of ordinary shares and warrants, net of issuance costs	-	5,692
Exercise of warrants	956	-
Net cash provided by financing activities	956	6,113
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,356)	1,735
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	14,671	9,292
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(180)	(135)
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH SHOWN AT THE END OF THE PERIOD	$11,135	$10,892

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Taxes paid	$10	-
Interest received	-	$9

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH REPORTED IN THE STATEMENT OF FINANCIAL POSITION:
Cash and cash equivalents	$10,135	$10,892
Restricted cash	1,000	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,135	$10,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

a.	Intec Pharma Ltd. (“Intec Israel”) is engaged in the development of proprietary technology which enables the gastric retention of certain drugs. The technology is intended to significantly improve the efficiency of the drugs and substantially reduce their side-effects or the effective doses.

Intec Israel is a limited liability public company incorporated in Israel.

Intec Israel ordinary shares are traded on the NASDAQ Capital Market (“NASDAQ”).

In September 2017, Intec Israel incorporated a wholly-owned subsidiary in the United States of America in the State of Delaware - Intec Pharma Inc. (the “Subsidiary”, together with Intec Israel - “the Company”). The Subsidiary was incorporated mainly to provide Intec Israel executive and management services, including business development, medical affairs and investor relationship activities outside of Israel.

b.	On March 15, 2021, Intec Israel entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Intec Parent, Inc., a Delaware corporation and a wholly-owned subsidiary of Intec Israel (“Intec Parent”) that was incorporated in March 2021, Dillon Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Intec Parent (“Merger Sub”) that was incorporated in March 2021, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of Intec Parent (the “Domestication Merger Sub”) that was incorporated in March 2021 and Decoy Biosystems, Inc., a Delaware corporation (“Decoy”). Under the terms of the Merger Agreement, following the merger of the Domestication Merger Sub with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Intec Parent (the “Domestication Merger”), and subject to satisfaction of additional closing conditions, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly-owned subsidiary of Intec Parent (the “Merger”). If the Merger is completed, then the business of Decoy will become the business of Intec Parent.

For more details on the Merger Agreement, see note 6.

c.	The Company engages in research and development activities and has not yet generated revenues from operations. On July 22, 2019, the Company announced top-line results according to which its Phase III clinical trial for AP-CD/LD did not achieve its primary and secondary endpoints. Accordingly, there is no assurance that the Company’s operations will generate positive cash flows. As of March 31, 2021, the cumulative losses of the Company were approximately $207.8 million. Management expects that the Company will continue to incur losses from its operations, which will result in negative cash flows from operating activities.

The Company believes that it has adequate cash to fund its ongoing activities through the completion of the Merger and into the first quarter of 2022. However, changes may occur that would cause the Company to consume its existing cash prior to that time, including the costs to consummate the Merger. Prior to closing of the Merger, the Company agreed, among other things, that it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment or that it would otherwise take steps related to the divestment or disposal and satisfaction of liabilities of the Company’s Accordion Pill business, to be effected immediately after the closing (the “Disposition”). It is anticipated that the Disposition will result in one of the following scenarios (i) a sale or disposition by Intec Israel of substantially all the assets of Intec Israel followed by the liquidation of Intec Israel (an “Asset Disposition”), (ii) a sale by Intec Parent of all of the outstanding shares of Intec Israel ordinary shares (a “Share Disposition”) or (iii) a termination of the Intec Israel business as promptly as possible through winding down its operations, satisfying liabilities, and disposing of its remaining assets followed by a liquidation of Intec Israel (a “Business Termination”).

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

In addition, the COVID-19 pandemic, that has spread globally, has resulted in significant financial market volatility and uncertainty in the past year. Many countries around the world, including in Israel and the United States, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. The Company has implemented remote working and workplace protocols for its employees in accordance with government requirements. The implementation of measures to prevent the spread of COVID-19 pandemic have resulted in disruptions to the Company’s partnering efforts which depend, in part, on attendance at in-person meetings, industry conferences and other events. It is not possible at this time to estimate the full impact that COVID-19 could have on the Company’s operation, as the impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

As a result of the above, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

d.	On October 30, 2020, the Company implemented a 1-for-20 reverse share split of its outstanding ordinary shares. All share and per share amounts in these unaudited financial statements have been retroactively adjusted to reflect the reverse share split.

e.	The Company’s effective “shelf” registration statement on Form S-3 is under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule. The amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the ordinary shares held by non-affiliates of the Company.

f.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2021, the consolidated results of operations, changes in equity and cash flows for the three-month periods ended March 31, 2021 and 2020.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2020, as filed in the 10-K on March 16, 2021. The condensed balance sheet data as of December 31, 2020 included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2020 but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three-month period ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.    Principles of consolidation

The consolidated financial statements include the accounts of Intec Israel and its Subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following share options and warrants were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended March 31
	2021	2020
Outstanding stock options	251,992	212,798
Warrants	992,674	514,583

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	LTS Process Development Agreement

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

Following an impairment assessment that was performed in 2019, the Company recorded an impairment charge of the Equipment in the amount of approximately $4.1 million and the Equipment has been impaired to approximately $3.7 million to reflect its fair value. As of December 31, 2020, the Company performed an impairment assessment on the Equipment which determined that there is no need to record an additional impairment charge of the Equipment.

The Agreement also contains several termination rights, including, among others, in the cases of bankruptcy, breach by either party, change of control of either of the parties, or the sale or licensing by the Company of the Accordion Pill to a third party. As of March 31, 2021, the Company has a liability in the amount of €2.0 million (approximately $2.3 million) for LTS’s facility upgrading costs. This liability will be paid to LTS only if the Company decides not to continue with the project or commercialization of AP-CD/LD.

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

On February 17, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with each of the plaintiffs, pursuant to which the Company agreed to pay to each plaintiff NIS 400 thousand (approximately $125 thousand) in cash (the “Settlement Amount”) in return for the complete settlement of all past and future claims by each plaintiff. On February 18, 2021, the Jerusalem District Labor Court agreed to dismiss the case. The Settlement Amount was recorded in the statement of operation as general and administrative expenses for the year ended December 31, 2020 and was paid to each of the plaintiffs in March 2021.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

c.	Cooperation agreements

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

This funding is recognized in the statements of operations as a deduction from research and development expenses, as they are incurred.

1)	In March 2021, the Company entered into a feasibility agreement with a pharmaceutical company to develop a custom-designed Accordion Pill for a rare disease indication.

2)	In December 2020, the Company entered into cannabinoid research collaboration agreement with GW Research Limited to explore using the Accordion Pill platform for an undisclosed research program.

3)	In May 2019, the Company entered into a research collaboration agreement with Merck Sharp & Dohme (“Merck”) for the development of a custom-designed Accordion Pill for one of Merck’s proprietary compounds. Under the agreement, the Company’s activities will be funded by Merck subject to the achievement of agreed milestones. In October 2020, the Company entered into a new research collaboration agreement with Merck for another compound. In May 2021, based on decisions Merck made for its pipeline and resource allocation, Merck terminated the collaboration with the Company.

d.	AP-CD/LD non-binding term sheet

In February 2021, the Company entered into a non-binding term sheet for the sale or license of the AP-CD/LD program to an undisclosed third party and are currently negotiating the terms of a definitive agreement. There is no assurance that this will result in a definitive agreement.

NOTE 4 - SHARE CAPITAL:

a.	Changes in share capital

In February 2021, warrants to purchase 182,500 ordinary shares were exercised for consideration of approximately $956 thousand.

b.	Share-based compensation:

1)	In January 2016, the Company’s board of directors approved an option plan (the “Plan”). Originally, the maximum number of ordinary shares reserved for issuance under the Plan was 35,000 ordinary shares for grants to directors, employees and consultants. In July 2016, an increase of 35,000 ordinary shares was approved by the board of directors.

In December 2017, June 2018 and December 2020, an increase of 105,000, 50,000 and 50,000 ordinary shares, respectively, was approved by the Company’s shareholders at a general meeting of shareholders. In July 2020, the Company’s shareholders approved a further increase of 175,000 ordinary shares.

As of March 31, 2021, 200,145 shares remain available for grant under the Plan.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - SHARE CAPITAL (continued):

In the three months ended March 31, 2020, the Company granted options as follows:

	Three months ended March 31, 2020
	Number of options granted	Exercise price range	Vesting period range	Expiration
Employees	32,250	$8.57	3 years	7 years

The fair value of options granted to employees during the three months ended March 31, 2020 was $127 thousand.

The fair value of options granted to employees on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

Three months ended March 31
2020
Value of ordinary share	$5.6
Dividend yield	0%
Expected volatility	102.58%
Risk-free interest rate	1.42%
Expected term	5 years

2)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended March 31
	2021	2020
	U.S. dollars in thousands
Research and development expenses, net	$(37)	$184
General and administrative expenses	121	258
	$84	$442

NOTE 5 - ACCOUNTS PAYBLE AND ACCRUALS - OTHER:

	March 31,	December 31,
	2021	2020
	U.S. dollars in thousands
Expenses payable	$3,217	$2,859
Salary and related expenses	876	1,057
Current operating lease liabilities	581	596
Accrual for vacation days and recreation pay for employees	193	180
Other	153	274
	$5,020	$4,966

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6 - MERGER AGREEMENT:

On March 15, 2021, Intec Israel entered into a Merger Agreement with Intec Parent, Merger Sub, Domestication Merger Sub, and Decoy, pursuant to which, following the Domestication Merger, and upon satisfaction of additional closing conditions, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly owned subsidiary of Intec Parent. If the Merger is completed, then the business of Decoy will become the business of Intec Parent.

Under the exchange ratio formula in the Merger Agreement, without taking into consideration the effect of the respective levels of cash and liabilities of each of the Company and Decoy, which will result in an adjustment to such exchange ratio, following the closing of the Merger (the “Closing”), the former Decoy securityholders immediately before the Merger are expected to own approximately 75% of the aggregate number of the outstanding securities of Intec Parent (based on a valuation of $30 million), and the securityholders of the Company immediately before the Domestication Merger are expected to own approximately 25% of the aggregate number of the outstanding securities of Intec Parent (based on a valuation of $10 million), calculated on a fully-diluted basis. The actual allocation will be subject to adjustment based on, among other things, the respective net cash balances of Decoy and the consolidated Intec entities (including, in the case of Intec Israel, any proceeds from any disposition of Intec Israel’s Accordion Pill business), subject to certain exceptions. As further described below, the Closing is also conditioned on completion of the Domestication Merger and on a financing by Intec Israel or Intec Parent, which will dilute securityholders of both Intec Israel and Decoy on a pro-rata basis, subject to certain exceptions.

The Merger Agreement contains customary representations, warranties and covenants made by each of Intec Israel and Decoy, including covenants relating to (i) the conduct of their respective businesses prior to the Closing, (ii) the preparation and filing of a registration statement on Form S-4 registering the Merger Shares and the shares of Intec Parent Common Stock to be issued in connection with the Domestication Merger (the “Registration Statement”) and the preparation and/or filing, as applicable, of a proxy statement/information statement for the special meeting or approval by written consent, as applicable, of shareholders of each of Intec Israel and Decoy, (iii) holding a meeting or approval by written consent, as applicable, of shareholders of each of Intec Israel and Decoy to obtain their requisite approvals in connection with the Domestication Merger and Merger, as applicable, including, among other approvals, the approval by Intec Israel’s shareholders of the issuance of the Merger Shares, and (iv) subject to certain exceptions, the recommendation of the board of directors of each party to the Merger Agreement to its shareholders that such approvals be given.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (i) consummation of the Domestication Merger, (ii) approval of certain matters related to the Merger by the shareholders of Intec Israel and approval of the Merger by the stockholders of Decoy, (iii) the effectiveness of the Registration Statement, (iv) the continued listing of Intec Israel’s ordinary shares on the Nasdaq Capital Market (and following the Domestication Merger, the shares of Intec Parent Common Stock) and the authorization for listing on the Nasdaq Capital Market of the Merger Shares, (v) the receipt of a tax ruling from the Israel Tax Authority with respect to the Domestication Merger, (vi) disposition of Intec Israel’s Accordion Pill business, and (vii) a closing financing by Intec Israel or Intec Parent such that upon Closing of the Merger (taking account of the proceeds to be received with respect to such financing), the combined net cash of Intec Parent shall be not less than $30 million and not more than $50 million, and which represents an agreed minimum valuation derived from the Exchange Ratio for Intec Parent following the Closing. The Merger Agreement requires Intec Israel to convene a shareholders’ meeting for purposes of obtaining the necessary shareholder approvals required in connection with the Merger.

The Merger Agreement contains certain termination rights for both Intec Israel and Decoy, including, but not limited to, the right of Intec Israel and Decoy to terminate the Merger Agreement by mutual written consent or if a court of competent jurisdiction or other Governmental Body (as defined in the Merger Agreement) has issued a final and nonpeelable order, decree or ruling, or has taken any other action, having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger.

INTEC PHARMA LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6 - MERGER AGREEMENT (continued):

As of March 31, 2021, Intec Israel has transferred $650 thousand to Decoy for transaction expenses, of which $350 thousand was recorded in the statement of operation as general and administrative expenses and $300 thousand was recorded as deposit under prepaid expenses and other receivables. Either Intec Israel or Decoy may terminate the Merger Agreement if the Merger is not consummated on or before the date that is 155 days after March 17, 2021. This date may be extended in certain circumstances. In connection with the termination of the Merger Agreement, under specified circumstances, Decoy may be required to pay to Intec Israel a break-up fee of $1.0 million, or Intec Israel may be required to pay to Decoy a reverse break-up fee of $1.0 million, which was deposited with an escrow agent and therefore recorded as restricted cash as of March 31, 2021, and forfeit an amount of $350 thousand that was transferred to Decoy to cover transaction expenses.

As set forth in the Merger Agreement and pursuant to an Agreement and Plan of Merger dated as of April 27, 2021 between Intec Israel, Intec Parent and Domestication Merger Sub, prior to the date of the closing date (the “Closing Date”), Intec Israel shall domesticate as a wholly owned subsidiary of a Delaware corporation by merging with and into the Domestication Merger Sub, with Intec Israel surviving the merger and becoming a wholly-owned subsidiary of Intec Parent. In connection with the Domestication Merger, all Intec Israel’s ordinary shares, having no par value per share (the “Intec Israel Shares”), outstanding immediately prior to the Domestication Merger, will convert, on a one-for-one basis, into shares of Intec Parent Common Stock and all options and warrants to purchase Intec Israel Shares outstanding immediately prior to the Domestication Merger will be exchanged for equivalent securities of Intec Parent.

In accordance with the terms of the Merger Agreement, the Company agreed that prior to the Closing Date it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment of the Company’s Accordion Pill business by way of Asset Disposition or Share Disposition or that it would otherwise take steps related to the divestment or disposal of its assets and satisfaction of liabilities of the Accordion Pill business by way of Business Termination, to be affected immediately after the Closing. Following the above, the depreciation of the property and equipment was accelerated in accordance with the Company’s expectation for the Closing Date. As a result, the loss per share for the three-month period ended March 31, 2021, increased by five cents from $0.91 to $0.96. For the three-month period ended March 31, 2021, the Company recorded depreciation expenses of approximately $526 thousand.

NOTE 7 - EVENTS SUBSEQUENT TO MARCH 31, 2021

a.	In April 2021, the Company sold to Aspire Capital Fund LLC (“Aspire Capital”) 319,393 ordinary shares for total consideration of approximately $1.2 million under the ordinary shares purchase agreement (the “Purchase Agreement”) entered into with Aspire Capital in December 2019.

b.	On May 16, 2021, the Company entered into a First Amendment to Ordinary Shares Purchase Agreement (“the Amendment”), with Aspire Capital, amending the Purchase Agreement, which provides for among other things, (i) for an updated Exchange Cap, pursuant to which the Company may issue up to an additional 963,912 ordinary shares which constitutes 19.99% of its ordinary shares outstanding as of the date of entry into the Amendment, unless shareholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%, and (ii) if shareholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the Purchase Agreement is equal to or greater than $3.44 per share.

c.	In May 2021, four lawsuits were filed against the Company and its board of directors in federal court: Marc St-Hilarie v. Intec Pharma Ltd,, et al., 1:21-cv-04000-JSR (filed May 5, 2021, Southern District of New York); Minh Tran v. Intec Pharma Ltd., et al., 1:21-cv-04026-JSP (filed May 5, 2021, Southern District of New York); Craig Davidson v. Intec Pharma Ltd., et al., 1:21-cv-00673-LPS (filed May 7, 2021, District of Delaware); and Jordan Sanchez Figueroa v. Intec Pharma Ltd., et al., 1:21-cv-02621-WFK-RML (filed May 11, 2021, Eastern District of New York). The Davidson lawsuit also names Decoy and certain entities involved in the Merger as defendants.

All four complaints allege that the Company and its board violated federal securities laws by allegedly failing to disclose all material information in connection with the Merger. Since the filing of these lawsuits, Marc St-Hilarie and Minh Tran have filed notices of voluntary dismissal of their claims as moot. It is still too early to assess and predict the probable outcome of these complaints and the Company believes that these lawsuits are without merit and, if any are prosecuted, intends to defend vigorously against them. Any loss or range of loss, if any, cannot be estimated at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021, including the consolidated annual financial statements as of December 31, 2020 and their accompanying notes included therein. We have prepared our condensed consolidated interim financial statements in accordance with U.S. GAAP.

This Quarterly Report on Form 10-Q of Intec Pharma Ltd. contains forward-looking statements about our expectations, beliefs and intentions. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could”, “might”, “seek”, “target”, “will”, “project”, “forecast”, “continue” or “anticipate” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements in Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the following: risks related to the proposed merger, our limited operating history and history of operating losses, our ability to continue as a going concern, our ability to obtain additional financing, the impact of the outbreak of coronavirus on our operations, our ability to successfully operate our business or execute our business plan, the timing and cost of our clinical trials, the completion and receiving favorable results in our clinical trials, our ability to obtain and maintain regulatory approval of our product candidates, our ability to protect and maintain our intellectual property and licensing arrangements, our ability to develop, manufacture and commercialize our product candidates, the risk of product liability claims, the availability of reimbursement, and the influence of extensive and costly government regulation. More detailed information about the risks and uncertainties affecting us is contained under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2021, and in other filings that we have made and may make with the Securities and Exchange Commission in the future.

All references to “we,” “us,” “our,” “Intec”, “Intec Israel”, “the Company” and “our company”, in this Quarterly Report on Form 10-Q, are to Intec Pharma Ltd. and its subsidiaries Intec Pharma Inc. and Intec Parent, Inc., Dillon Merger Sub, Inc. and Domestication Merger Sub Ltd., unless the context otherwise requires. All references to Intec Parent are to Intec Parent, Inc., a newly formed Delaware wholly owned subsidiary of Intec Israel that is intended to be the successor to Intec Israel following the domestication of Intec Israel to Delaware as further described in this Quarterly Report on Form 10-Q.” All references to “ordinary shares” and “share capital” refer to ordinary shares and share capital of Intec Israel. All references to “Israel” are to the State of Israel. Our historical results do not necessarily indicate our expected results for any future periods.

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

Proposed Merger with Decoy Biosystems

On March 15, 2021, Intec Israel, Intec Parent, Inc., a Delaware corporation, and a wholly owned subsidiary of Intec Pharma, or Intec Parent, Dillon Merger Subsidiary Inc., a Delaware corporation and a wholly owned subsidiary of Intec Parent, or the Merger Sub, Domestication Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Intec Parent, or the Domestication Merger Sub, and Decoy Biosystems, Inc., a Delaware corporation, or Decoy, entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, pursuant to which, following the merger of the Domestication Merger Sub with and into us, with us being the surviving entity and a wholly-owned subsidiary of Intec Parent, or the Domestication Merger, and upon satisfaction of additional closing conditions, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly-owned subsidiary of Intec Parent, or the Merger. The Merger is expected to be completed in the third calendar quarter of 2021 and if it is completed then the business of Decoy will become the business of Intec Parent.

Under the Merger Agreement, the following will occur:

The Domestication Merger

As set forth in the Merger Agreement, prior to the date of the closing, or the Closing Date”, Intec Israel will domesticate as a wholly owned subsidiary of a Delaware corporation by merging with and into the Domestication Merger Sub pursuant to an Agreement and Plan of Merger, dated as of April 27, 2021, among Intec Israel, Domestication Merger Sub and Intec Parent, or the Domestication Merger Agreement, with Intec Israel surviving the merger and becoming a wholly owned subsidiary of Intec Parent. In connection with the Domestication Merger, all Intec Israel ordinary shares, having no par value per share, or the Intec Israel Shares, outstanding immediately prior to the Domestication Merger will convert, on a one-for-one basis, into shares of common stock of Intec Parent, par value $0.01 per share, or the Intec Parent Common Stock, and all options and warrants to purchase Intec Israel Shares outstanding immediately prior to the Domestication Merger will be exchanged for equivalent securities of Intec Parent.

The Merger

As set forth in the Merger Agreement, after completion of the Domestication Merger and subject to the satisfaction of the other closing conditions of the Merger, on the Closing Date, the Merger Sub will merge with and into Decoy, with Decoy being the surviving entity. As a result of the Merger, Decoy will become a wholly owned subsidiary of Intec Parent.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, which will occur on the Closing Date, or the Effective Time:

●	each outstanding share of Decoy common stock, par value $0.001 per share, or the Decoy Common Stock (other than any shares held as treasury stock (which will be cancelled) and any dissenting shares and after giving effect to the conversion of Decoy SAFEs (Simple Agreements for Future Equity) and Decoy preferred stock, par value $0.001 per share, into Decoy Common Stock) will be converted into shares of Intec Parent Common Stock, based on the exchange ratio as described below, and

●	each outstanding and unexercised Decoy stock option, whether vested or unvested, will be converted into a stock option exercisable for that whole number of shares of Intec Parent Common Stock equal to the product, rounded down, of (x) the aggregate number of shares of Decoy Common Stock for which such stock option was exercisable and (y) the exchange ratio.

The shares of Intec Parent Common Stock issuable in exchange for shares of Decoy Common Stock as described above are referred to as the “Merger Shares.”

Under the exchange ratio formula in the Merger Agreement, without taking into consideration the effect of the respective levels of cash and liabilities of each of Intec Israel, each Intec Israel subsidiary, Merger Sub, Domestication Merger Stub and Intec Parent, or the Intec entities, and Decoy, which will result in an adjustment to such exchange ratio, following the closing of the Merger, or the Closing, the former Decoy securityholders immediately before the Merger are expected to own approximately 75% of the aggregate number of the outstanding securities of Intec Parent, and the securityholders of Intec Israel immediately before the Domestication Merger are expected to own approximately 25% of the aggregate number of the outstanding securities of Intec Parent, calculated on a fully diluted basis. The actual allocation will be subject to adjustment based on, among other things, the respective net cash balances of Decoy and the consolidated Intec entities net cash balance (including, in the case of Intec Israel, any proceeds from the Disposition, described below), subject to certain exceptions. As further described below, the Closing is also conditioned on completion of the Domestication Merger, the Disposition, and on a Closing Financing, as described herein, by Intec Israel or Intec Parent, which will dilute securityholders of both Intec Israel and Decoy on a pro-rata basis, subject to certain exceptions.

Disposition of Accordion Pill Business

In accordance with the terms of the Merger Agreement, Intec Israel agreed that prior to the Closing Date it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment of Intec Israel’s Accordion Pill business by way of an asset sale or a sale of the entire issued share capital of Intec Israel or that it would otherwise take steps related to the divestment or disposal and satisfaction of liabilities related to the same, to be effected immediately after the Closing, or the Disposition.

The Closing Financing

The Closing is conditioned on one or more closing or pre-closing financing transactions by Intec Israel or Intec such that immediately following the Closing of the Merger (taking into account the proceeds to be received with respect to such financing(s)), the combined net cash of Decoy and the Intec entities will be not less than $30 million and not more than $50 million and which incorporates an agreed minimum valuation for Intec Parent following the Closing.

Recent Developments

In December 2020, we initiated a clinical trial in Israel evaluating the safety, tolerability and PK of an optimized AP-THC. Initial results demonstrated that the optimized AP-THC was able to achieve better controlled release profile with prolonged exposure and shorter lag time compared with Marinol which is a prescription medicine in the United States. The active ingredient in Marinol is Dronabinol, which is synthetic THC.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2021	2020
	(dollars in thousands)
Research and development expenses	$(2,157)	$(2,024)
General and administrative expenses	(2,021)	(1,715)
Operating loss	(4,178)	(3,739)
Financial expenses, net	(31)	(70)
Loss before income tax	(4,209)	(3,809)
Income tax	(20)	(61)
Net loss	$(4,229)	$(3,870)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2021 amounted to approximately $2.1 million, an increase of $100,000, or approximately 5%, compared to approximately $2.0 million for the three months ended March 31, 2020. The increase was primarily related to the accelerated depreciation for property and equipment following the proposed Merger.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2021 amounted to approximately $2.0 million, an increase of $300,000, or approximately 18%, compared to approximately $1.7 million for the three months ended March 31, 2020. The increase was primarily related to professional services expenses related to the Merger Agreement that was recorded in the three-month ended March 31, 2021.

Operating Loss

Because of the foregoing, for the three months ended March 31, 2021 our operating loss was approximately $4.1 million, an increase of $400,000, or approximately 11%, compared to our operating loss for the three months ended March 31, 2020 of approximately $3.7 million. The increase was mainly due to an increase in general and administrative expenses, as detailed above.

Financial Expenses, Net

For the three months ended March 31, 2021, we had financial expenses from foreign currency exchange expenses in the amount of approximately $28,000 and bank fees.

For the three months ended March 31, 2020, we had financial expenses from foreign currency exchange expenses in the amount of approximately $79,000 and bank fees, offset by financial income from interest on cash and cash equivalents in the amount of approximately $10,000 and financial income from change in fair value of marketable securities in the amount of approximately $2,000.

Income tax

For the three months ended March 31, 2021 and 2020, we have not generated taxable income in Israel. However, for the three months ended March 31, 2021 and 2020 we incurred tax expenses in Intec Pharma Inc. in the amount of $20,000 and $61,000, respectively.

Net Loss

Because of the foregoing, for the three months ended March 31, 2021 our net loss was approximately $4.2 million, an increase of $300,000, or approximately 8%, compared to our net loss for the three months ended March 31, 2020 of approximately $3.9 million. The increase was mainly due to an increase in general and administrative expenses, as detailed above.

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

As of March 31, 2021, we had cash and cash equivalents and restricted cash of approximately $11.1 million. As of December 31, 2020, we had cash and cash equivalents of approximately $14.7 million.

Net cash used in operating activities was approximately $4.3 million for the three months ended March 31, 2021 compared with net cash used in operating activities of approximately $5.1 million for the three months ended March 31, 2020. This decrease resulted primarily from the changes in operating asset and liability items of approximately $1.3 million, offset by an increase in our general and administrative expenses in the amount of approximately $300,000.

We had negative cash flow from investing activities of approximately $1,000 for the three months ended March 31, 2021 compared to positive cash flow from investing activities of approximately $769,000 for the three months ended March 31, 2020. This change resulted primarily from proceeds from disposal of marketable securities in the three-month ended March 31, 2020.

Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $956,000, which was provided by the proceeds from exercise of warrants in February 2021. Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $6.1 million, which was provided by the proceeds from our underwritten public offering in February 2020 that resulted in net proceeds of approximately $5.7 million and by the funds received from the sale of our ordinary shares under our “at-the-market” equity offering program that resulted in net proceeds of approximately $421,000.

Aspire Capital Financing Arrangement

On December 2, 2019, we entered into a purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, which was subsequently amended on May 16, 2021, or the Purchase Agreement,which provides that, upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of our ordinary shares over the 30-month term of the Purchase Agreement.

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

In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount equal to at least 10,000 ordinary shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice, each, a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of ordinary shares equal to up to 30% of the aggregate of our ordinary shares traded on our principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of 12,500 ordinary shares, unless we and Aspire Capital mutually agree otherwise. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our ordinary shares traded on our principal market on the VWAP Purchase Date.

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

In April 2021, we sold 319,393 ordinary shares under the Purchase Agreement at a purchase price of $3.7767 per share, for a total consideration of approximately $1.2 million.

The Purchase Agreement currently provides that the number of ordinary shares that may be sold pursuant to the Purchase Agreement will be limited to 963,912 ordinary shares, or the Exchange Cap, which represents 19.99% of our outstanding ordinary shares on May 16, 2021, unless shareholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all ordinary shares issued under the Purchase Agreement is equal to or greater than $3.44, which is the price equal to the closing sale price of our ordinary shares immediately preceding the execution of the amendment to the Purchase Agreement. We are not required or permitted to issue any ordinary shares under the Purchase Agreement if such issuance would breach its obligations under the rules or regulations of the Nasdaq Capital Market or other applicable law (including, without limitation, the Israeli Companies Law – 1999, as amended, or the Israeli Companies Law). We may, in our sole discretion, determine whether to obtain shareholder approval to issue more than 19.99% of our outstanding ordinary shares hereunder if such issuance would require shareholder approval under the rules or regulations of the Nasdaq Capital Market or the Israeli Companies Law.

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

We are also closely monitoring ongoing developments in connection with the COVID-19 pandemic, which has resulted in disruptions to our partnering efforts and may negatively impact our commercial prospects and our ability to raise capital. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of these financial statements. For more information, see note 1(c) in our condensed consolidated financial statements for the three months ended March 31, 2021.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the notes to the consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those policies during the three months ended March 31, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2021, four lawsuits were filed against us and the members of our board of directors in federal court: Marc St-Hilarie v. Intec Pharma Ltd, et al., 1:21-cv-04000-JSR (filed May 5, 2021, Southern District of New York); Minh Tran v. Intec Pharma Ltd., et al., 1:21-cv-04026-JSP (filed May 5, 2021, Southern District of New York); Craig Davidson v. Intec Pharma Ltd., et al., 1:21-cv-00673-LPS (filed May 7, 2021, District of Delaware); and Jordan Sanchez Figueroa v. Intec Pharma Ltd., et al., 1:21-cv-02621-WFK-RML (filed May 11, 2021, Eastern District of New York). The Davidson lawsuit also names Decoy and certain entities involved in the Merger as defendants. All four complaints allege that we and our board violated federal securities laws by allegedly failing to disclose all material information in connection with the Merger. Since the filing of these lawsuits, Marc St-Hilarie and Minh Tran have filed notices of voluntary dismissal of their claims as moot. It is still too early to assess and predict the probable outcome of these complaints and we believe that these lawsuits are without merit and, if any are prosecuted, intend to defend vigorously against them.

In addition, for a discussion of settlement agreement that was resolved during March 2021, see “COMMITMENTS AND CONTINGENT LIABILITIES” included in note 3b to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item1A.	Risk Factors

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”:

On May 16, 2021, we entered into a First Amendment to Ordinary Shares Purchase Agreement, or the Amendment, with Aspire Capital, amending the Purchase Agreement, which provides for among other things, (i) for an updated Exchange Cap, pursuant to which we may issue up to an additional 963,912 ordinary shares which constitutes 19.99% of our ordinary shares outstanding as of the date of entry into the Amendment, unless shareholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%, and (ii) if shareholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the Purchase Agreement is equal to or greater than $3.44 per share.

For a detailed description of the terms of the Purchase Agreement, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Aspire Capital Financing Arrangement.”

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Articles of Association of Intec Pharma Ltd., as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on October 29, 2020)

10.1*	First Amendment to Ordinary Shares Purchase Agreement, dated as of May 16, 2021, between Intec Pharma Ltd. And Aspire Capital Fund LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intec Pharma Ltd.

Date: May 17, 2021	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer and Vice Chairman
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer
(Principal Financial and Accounting Officer)

